Form 10-Q
period 2010-06-30
Whitestone REIT Operating Partnership, L.P.
filed 2010-08-16
CIK 1490653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-50256
WHITESTONE REIT OPERATING PARTNERSHIP, L.P.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	76-0594970
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2600 South Gessner, Suite 500 Houston, Texas	77063
(Address of Principal Executive Offices)	(Zip Code)

(713) 827-9595
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes   [ ]   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [ ]   Yes     [ ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                                                                                  Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [x]                  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ]   Yes    [x]   No

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries CONSOLIDATED BALANCE SHEETS (in thousands, except unit data)
	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate assets, at cost
Property	$193,283	$192,832
Accumulated depreciation	(36,839)	(34,434)
Total real estate assets	156,444	158,398
Cash and cash equivalents	3,910	6,275
Escrows and acquisition deposits	6,149	8,155
Accrued rents and accounts receivable, net of allowance for doubtful accounts	4,515	4,514
Unamortized lease commissions and loan costs	3,743	3,973
Prepaid expenses and other assets	1,531	685
Total assets	$176,292	$182,000
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$100,837	$101,782
Accounts payable and accrued expenses	7,628	9,954
Tenants’ security deposits	1,666	1,630
Distributions payable	1,511	1,775
Total liabilities	111,642	115,141
Commitments and contingencies:
Partners’ Capital:
General Partner, 10,098,618 and 9,974,824 common units outstanding as of June 30, 2010 and December 31, 2009, respectively	42,304	43,590
Limited partners, 5,443,798 common units outstanding as of June 30, 2010 and December 31, 2009	22,346	23,269
Total partners’ capital	64,650	66,859
Total liabilities and partners’ capital	$176,292	$182,000

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per unit data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Property revenues
Rental revenues	$6,407	$6,572	$12,811	$13,077
Other revenues	1,425	1,631	2,730	3,170
Total property revenues	7,832	8,203	15,541	16,247

Property expenses
Property operation and maintenance	2,145	2,256	3,946	4,393
Real estate taxes	894	1,063	2,046	2,112
Total property expenses	3,039	3,319	5,992	6,505

Other expenses (income)
General and administrative	1,272	1,625	2,472	3,054
Depreciation and amortization	1,759	1,710	3,493	3,418
Involuntary conversion	-	(51)	-	190
Interest expense	1,402	1,470	2,809	2,898
Interest income	(5)	(11)	(12)	(22)
Total other expenses	4,428	4,743	8,762	9,538

Income from continuing operations before loss on disposal of assets and income taxes	365	141	787	204

Provision for income taxes	(102)	(57)	(156)	(111)
Loss on disposal of assets	(8)	(12)	(41)	(53)

Net income	$255	$72	$590	$40

Earnings per unit – basic
Net income excluding amounts attributable to unvested restricted shares	$0.02	$0.00	$0.04	$0.00

Earnings per unit – diluted
Net income excluding amounts attributable to unvested restricted shares	$0.02	$0.00	$0.04	$0.00

Weighted average number of units outstanding:
Basic	14,926	14,789	14,865	14,789
Diluted	14,981	14,981	14,981	14,992

Distributions declared per unit	$0.0950	$0.1125	$0.2075	$0.2250

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (Unaudited) (in thousands, except per unit data)

	General Partner Units	General Partner Unitholders	Limited Partner Units	Limited Partner Unitholders	Total Partners’ Capital

Balance, December 31, 2009	9,975	$43,590	5,444	$23,269	$66,859

Share-based compensation	172	21	-	-	21

Whitestone’s repurchase of common shares (1)	(48)	(249)	-	-	(249)

Distributions	-	(2,047)	-	(1,130)	(3,177)

Whitestone’s reclassification of dividend reinvestment plan shares with expired rescission rights to equity from liabilities at $9.50 per share	-	606	-	-	606

Net income	-	383	-	207	590

Balance, June 30, 2010	10,099	$42,304	5,444	$22,346	$64,650

_________________
(1) During the three months ended June 30, 2010, Whitestone acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$590	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,493	3,418
Loss on disposal of assets	41	53
Bad debt expense	220	464
Share-based compensation	143	497
Changes in operating assets and liabilities:
Escrows and acquisition deposits	2,006	1,185
Accrued rent and accounts receivable	(221)	(1,201)
Unamortized lease commissions and loan costs	(362)	(292)
Prepaid expenses and other assets	263	222
Accounts payable and accrued expenses	(2,391)	(1,199)
Tenants’ security deposits	36	30
Net cash provided by operating activities	3,818	3,217

Cash flows from investing activities:
Acquisitions of real estate	-	(5,619)
Additions to real estate	(929)	(1,683)
Net cash used in investing activities	(929)	(7,302)

Cash flows from financing activities:
Distributions paid	(3,558)	(3,381)
Proceeds from notes payable	-	9,791
Repayments of notes payable	(1,447)	(1,008)
Payments of loan origination costs	-	(288)
Repurchase of common shares	(249)	-
Net cash provided by (used in) financing activities	(5,254)	5,114

Net increase (decrease) in cash and cash equivalents	(2,365)	1,029
Cash and cash equivalents at beginning of period	6,275	12,989
Cash and cash equivalents at end of period	$3,910	$14,018

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,872	$2,668
Cash paid for taxes	$262	$223

Noncash investing and financing activities:
Disposal of fully depreciated real estate	$437	$504
Financed insurance premiums	$502	$478
Accrued offering costs	$666	$-
Acquisition of real estate in exchange for OP units	$-	$3,625

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The use of the words “we,” “us,” “our,” or the “Partnership” refers to Whitestone REIT Operating Partnership and our consolidated subsidiaries, except where the context otherwise requires.

1.  Interim Financial Statements

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2009 are derived from our audited consolidated financial statements at that date.  The unaudited financial statements as of June 30, 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Partnership and our subsidiaries as of June 30, 2010, and the results of operations for the three and six month periods ended June 30, 2010 and 2009, the consolidated statement of changes in partners’ capital for the six month period ended June 30, 2010 and cash flows for the six month periods ended June 30, 2010 and 2009.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009 which are included in our Form 10 previously filed with the Securities and Exchange Commission.

Business.  Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Partnership”), was formed on December 31, 1998 to conduct substantially all of the operations for its sole general partner, Whitestone REIT (“Whitestone” or the “General Partner”).  Whitestone was formed as a real estate investment trust (“REIT”), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity.  As the general partner of the Partnership, Whitestone has the exclusive power to manage and conduct the business of the Partnership, subject to certain customary exceptions.  As of June 30, 2010 and December 31, 2009, we owned and operated 36 retail, warehouse and office properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  Summary of Significant Accounting Policies

Basis of Consolidation.  The accompanying consolidated financial statements include the accounts of the Partnership and it subsidiaries.  All significant inter-company balances have been eliminated.  Capital is allocated between the General Partner and limited partners based on the weighted-average percentage ownership of the Partnership during the year.  Issuance of additional common shares of beneficial interest in Whitestone (“common shares”) and units of limited partnership interest in the Partnership that are convertible into cash or, at Whitestone’s option, common shares on a one for one basis (“OP units”) changes the ownership interests of both the Partnership and Whitestone.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of Estimates.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates that we use include

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts and estimates supporting our impairment analysis for the carrying values of our real estate assets.  Actual results could differ from those estimates.

Share-Based Compensation.   From time to time, Whitestone awards nonvested restricted common share awards or restricted common share unit awards which may be converted into common shares, to trustees, executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on Whitestone’s management’s most recent estimates using the fair value of the shares as of the grant date.  For the three months ended June 30, 2010 and 2009, we recognized $0.1 million and $0.3 million in share-based compensation expense, respectively, and for the six months ended June 30, 2010 and 2009, we recognized $0.1 million and $0.5 million, respectively.

See our Form 10 previously filed with the Securities and Exchange Commission (the “SEC”) for further discussion on significant accounting policies.

Recent Accounting Pronouncements.  There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

3.  Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2010	December 31, 2009

Tenant receivables	$1,674	$1,770
Accrued rent and recoveries	3,811	3,636
Allowance for doubtful accounts	(979)	(894)
Other receivables	9	2
Total	$4,515	$4,514

4.  Unamortized Leasing Commissions and Loan Costs

Costs which have been deferred consist of the following (in thousands):

	June 30, 2010	December 31, 2009

Leasing commissions	$4,769	$4,601
Deferred financing cost	2,236	2,208
Total cost	7,005	6,809
Less: leasing commissions accumulated amortization	(2,466)	(2,246)
Less: deferred financing cost accumulated amortization	(796)	(590)
Total cost, net of accumulated amortization	$3,743	$3,973

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

5.  Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	June 30, 2010	December 31, 2009

Fixed rate notes:
$10.0 million 6.04% Note, due 2014	$9,576	$9,646
$11.2 million 6.52% Note, due 2015	10,965	11,043
$21.4 million 6.53% Notes, due 2013	20,436	20,721
$24.5 million 6.56% Note, due 2013	24,236	24,435
$9.9 million 6.63% Notes, due 2014	9,630	9,757
$0.5 million 3.25% Note, due 2010	251	-
$0.5 million 5.05% Note, due 2010	-	52

Floating rate note:
$26.9 million LIBOR + 2.60% Note, due 2013	25,743	26,128

Total	$100,837	$101,782

As of June 30, 2010, we had $100.6 million in notes secured by 21 properties with a carrying value of $107.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and assignment of certain rents and leases associated with those properties.  As of June 30, 2010, we are in compliance with all loan covenants.

Annual maturities of notes payable as of June 30, 2010 are due as set forth below:

Year	Amount Due (in thousands)

2010	$1,398
2011	2,410
2012	2,543
2013	66,418
2014	17,799
2015 and thereafter	10,269
Total	$100,837

6.  Earnings Per Unit

Basic earnings per OP unit is calculated by dividing net income excluding amounts attributable to unvested restricted shares by the Partnership’s weighted-average units outstanding during the period.  Diluted earnings per unit is computed by dividing net income excluding amounts attributable to unvested restricted shares by the weighted-average number of units including any dilutive unvested restricted shares.

Certain of Whitestone’s performance restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit.

For the three month periods ended June 30, 2010 and 2009, distributions of $67,000 and $71,000,

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

respectively, were made to the holders of certain restricted common shares, of which $62,000 and $64,000, respectively, were charged against earnings.  For the six month periods ended June 30, 2010 and 2009, distributions of $138,000 and $135,000, respectively, were made to the holders of certain restricted common shares, of which $123,000 and $121,000, respectively, were charged against earnings.  See Note 10 for information related to restricted common shares under the 2008 Plan.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit data)	2010	2009	2010	2009
Numerator:
Net income	$255	$72	$590	$40
Dividends paid on unvested restricted shares	(5)	(7)	(15)	(14)
Undistributed earnings attributable to unvested restricted shares	-	-	-	-
Net income excluding amounts attributable to unvested restricted shares	$250	$65	$575	$26

Denominator:
Weighted average number of units – basic	14,926	14,789	14,865	14,789
Effect of dilutive securities:
Unvested restricted shares	55	192	116	203
Weighted average number of units – dilutive	14,981	14,981	14,981	14,992

Earnings Per Unit:
Basic:
Net income excluding amounts attributable to unvested restricted shares	$0.02	$0.00	$0.04	$0.00
Diluted:
Net income excluding amounts attributable to unvested restricted shares	$0.02	$0.00	$0.04	$0.00

7.  Income Taxes

We have not provided information on federal income taxes because we are taxed as a partnership and the liability incurred is that of our partners.  As our general partner, Whitestone intends to and believes it qualifies as a REIT under the provisions of the Internal Revenue Code (the “Code”) and because it has distributed and intends to continue to distribute all of its taxable income to its shareholders.  Shareholders of Whitestone include their proportionate taxable income in their individual tax returns.  As a REIT, Whitestone must distribute at least 90% of its real estate investment trust taxable income to its shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If Whitestone fails to qualify as a REIT in any taxable year, Whitestone will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Taxable income differs from net income for financial reporting purposes principally due to

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which is codified in FASB ASC 740, Income Taxes (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of approximately $52,000 and $57,000 for the three months ended June 30, 2010 and 2009, respectively.  Additionally, we have recorded a margin tax provision of approximately $106,000 and $111,000 for the six months ended June 30, 2010 and 2009, respectively.

8.  Equity

Distributions. The following table summarizes the cash distributions paid to holders of OP units for the four quarters of 2009 and the first two quarters of 2010.

Total Dividends and Distributions Paid
Amount Per Common Share / OP Unit	Quarter Paid	Total Amount (in thousands)

$ 0.1125	03/31/2009	$ 1,687
0.1125	06/30/2009	1,694
0.1125	09/30/2009	1,772
0.1125	12/31/2009	1,773
0.1125	03/31/2010	1,773
0.1125	06/30/2010	1,785

Dividend reinvestment plan.  Whitestone’s dividend reinvestment plan allowed its shareholders to elect to have dividends from their common shares reinvested in additional common shares.  The purchase price per common share under its dividend reinvestment plan was $9.50.  On March 27, 2007, Whitestone gave the required ten day notice to participants informing them that they intended to terminate the dividend reinvestment plan.  As a result, the dividend reinvestment plan terminated on April 6, 2007.  Common shares issued under the dividend reinvestment plan were registered on Whitestone’s Registration Statement on Form S-11 originally filed with the SEC on December 31, 2003 (File No. 333-111674), as amended.  Whitestone did not amend or supplement its Registration Statement following its change in management on October 2, 2006, and the events that occurred thereafter.  As a result, Whitestone’s shareholders that received approximately 64,000 common shares issued under the dividend reinvestment plan on or after that date could have been entitled to rescission rights.  These rights would have entitled Whitestone’s shareholders to recovery of their purchase price less any income received on their shares.  The rescission rights on those 64,000 common shares lapsed, and we reclassified approximately $606,000 from accounts payable and accrued expenses to General Partner’s Capital on our Consolidated Balance Sheets for the period ended June 30, 2010.

9.  Commitments and Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

Hurricane Ike.  In September 2008, Hurricane Ike caused minor to moderate harm to our 31 properties in Houston, ranging from broken signage to uprooted landscaping; other properties had more significant issues, such as damaged roofing and exterior siding.  As of June 30, 2010, we have accrued $2.3 million in expenses representing the cost to complete the remaining repairs.  A portion of the $2.3 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million.

Executive Relocation.  On July 9, 2010, upon the unanimous recommendation of Whitestone’s Compensation Committee, Whitestone entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio.  Mr. Mastandrea listed the residence in the second

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence.  In May 2010 Whitestone engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston.  Since the engagement of the relocation firm, no offers on the home have been received.  Under the relocation arrangement, we will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, not to exceed $700,000, plus tax on the amount of such payment at the maximum federal income tax rate.  The first $450,000 plus the tax on that amount will be paid in cash.  Any amount payable in excess of $450,000 will be paid in Whitestone’s common shares at the market value of the shares, as determined in the reasonable judgment of Whitestone’s Board of Trustees, or Board, as of the time of the sale of the residence.  The common shares payable to Mr. Mastandrea, if any, will be delivered over four consecutive quarters in equal installments.  In addition, the arrangement requires us to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence.  We have previously agreed to reimburse Mr. Mastandrea for out of pocket moving costs including packing, temporary storage, transportation and moving supplies.

10.  Incentive Share Plan

On July 29, 2008, Whitestone’s shareholders approved Whitestone’s 2008 Plan which provides that awards may be made with respect to common shares or OP units, which may be converted into common shares of Whitestone. The 2008 Plan authorizes awards in respect of an aggregate of 2,164,444 common shares. The maximum aggregate number of common shares that may be issued under the 2008 Plan will be increased upon each issuance of common shares by Whitestone (including issuances pursuant to the 2008 Plan) so that at any time the maximum number of shares that may be issued under the 2008 Plan shall equal to 12.5% of the aggregate number of common shares of Whitestone and OP units issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).

The Compensation Committee of Whitestone’s Board administers the 2008 Plan, except awards to non-employee trustees, which are administered by Whitestone’s Board of Trustees. Whitestone’s Compensation Committee is authorized to grant stock options, including both incentive stock options and non-qualified stock options, as well as stock appreciation rights, either with or without a related option. The Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-based awards.

On January 6, 2009, the Compensation Committee, pursuant to the Plan, granted to certain of Whitestone’s officers restricted common shares and restricted common share units subject to certain restrictions.  The restricted common shares and restricted common share units will vest based on certain performance goals (as specified in the award agreement).  The grantee is the record owner of the restricted common shares and has all rights of a shareholder with respect to the restricted common shares, including the right to vote the restricted common shares and to receive dividends and distributions with respect to the restricted common shares. The grantee has no rights of a shareholder with respect to the restricted common share units, including no right to vote the restricted common share units and no right to receive current dividends and distributions with respect to the restricted common share units until the restricted common share units are fully vested and convertible to common shares of Whitestone.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2010 is as follows:

	Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2009	1,765,687	$4.13
Granted	95,571	4.70
Vested	(167,094)	4.16
Forfeited	(29,483)	3.71
Non-vested at June 30, 2010	1,664,681	$4.17
Available for grant at June 30, 2010	381,232

Total compensation recognized in earnings for share-based payments for the three months ended June 30, 2010 and 2009 was $0.1 million and $0.2 million, respectively, and total compensation recognized in earnings for share-based payments for the six months ended June 30, 2010 and 2009 was $0.1 million and $0.5 million, respectively.

Total compensation recognized in earnings for share-based payments for the year ended December 31, 2009 was $1.0 million, which represented achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the next performance-based target.  Should we increase our asset base, we may achieve the next performance-based target.  As a result, as of June 30, 2010, there was no unrecognized compensation cost related to outstanding nonvested performance-based shares based on management’s current estimates.

As of June 30, 2010, there were 48,563 outstanding nonvested time-based shares with a weighted average grant date fair value of $5.15 per common share, resulting in total unrecognized compensation cost of $0.2 million, which is expected to be recognized over a weighted-average period of approximately three years.  The fair value of the shares granted was determined based on observable market transactions occurring near the date of the grants.

11.  Grants to Trustees

On March 25, 2009, each of Whitestone’s five independent trustees was granted 5,000 restricted common shares which vest in equal installments in 2010, 2011, and 2012.  During the six months ended June 30, 2010, 11,668 of these restricted shares vested.  These restricted shares were granted pursuant to individual grant agreements and were not pursuant to our 2008 Plan.

The 25,000 shares granted to Whitestone’s five independent trustees had a weighted average grant date fair value of $4.94 per common share, resulting in total unrecognized compensation cost of $0.1 million as of June 30, 2010, which is expected to be recognized over a weighted-average period of approximately two years.  The fair value of the shares granted during 2009 was determined based on observable market transactions occurring near the date of the grants.

12.  Segment Information

Historically, our management has not differentiated results of operations by property type or location and therefore does not present segment information.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

13.  Related Party Transactions

Spoerlein Commons Acquisition

On January 16, 2009, we acquired Spoerlein Commons, a property located in Buffalo Grove, Illinois pursuant to the terms and conditions of the purchase, sale and contribution agreement dated December 18, 2008, between the Partnership and Bank One Chicago, NA as trustee under a trust agreement dated January 29, 1986 (“Seller”).  Midwest Development Venture IV (“Midwest”) is the sole beneficiary of the Seller under the Trust Agreement.

An independent appraiser valued Spoerlein Commons for $9.6 million.  In exchange for this property, the Partnership paid the Seller $5.5 million, received credit for net prorations of $0.3 million and issued 703,912 OP units, valued at $5.15 per unit by an independent appraiser, or an aggregate of $3.6 million, for a total purchase price of $9.4 million.

Midwest, the sole beneficiary of the Seller, was entitled to all earnings and proceeds from the sale of Spoerlein Commons.  James C. Mastandrea, our Chairman, President and Chief Executive Officer, is the controlling limited partner in Midwest.  Because of Mr. Mastandrea’s relationship with the Seller, a special committee of Whitestone’s independent trustees determined the terms of the transaction, which included the use of an independent appraiser to value Spoerlein Commons.

Our OP units were issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The issuance was not effected using any form of general advertising or general solicitation, and the issuance was made to a qualified investor.

The OP units received by Midwest were convertible on a one-for-one basis into cash or, at Whitestone’s option, Whitestone’s common shares at any time after July 1, 2009 in accordance with the terms of the partnership agreement.  The Seller was not entitled to any distributions with respect to the OP units prior to June 30, 2009.  The results of Spoerlein Commons are included in our consolidated financial statements as of the date of the acquisition.

Executive Relocation

On July 9, 2010, upon the unanimous recommendation of Whitestone’s Compensation Committee, we entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio.  Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence.  In May 2010 we engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston.  Since the engagement of the relocation firm, no offers on the home have been received.  Under the relocation arrangement, we will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, not to exceed $700,000, plus tax on the amount of such payment at the maximum federal income tax rate.  The first $450,000 plus the tax on that amount will be paid in cash.  Any amount payable in excess of $450,000 will be paid in Whitestone’s common shares at the market value of the shares, as determined in the reasonable judgment of Whitestone’s Board, as of the time of the sale of the residence.  The common shares payable to Mr. Mastandrea, if any, will be delivered over four consecutive quarters in equal installments.  In addition, the arrangement requires us to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence.  We have previously agreed to reimburse Mr. Mastandrea for out of pocket moving costs including packing, temporary storage, transportation and moving supplies.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report on Form 10-Q (the “Report”).  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the consolidated financial statements included in this Report.

This Report contains forward-looking statements within the meaning of the federal securities laws, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry.  Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	the imposition of federal taxes if Whitestone fails to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	inability to obtain necessary outside financing;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Form 10, as previously filed with the SEC and of this quarterly report below.

Overview

We are a Delaware limited partnership and majority-owned subsidiary of Whitestone, a fully integrated real estate company that owns and operates commercial properties in culturally diverse markets in major metropolitan areas.  Founded in 1998, Whitestone is internally managed with a portfolio of commercial properties in Texas, Arizona and Illinois.

In October 2006, Whitestone’s current management team joined and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties.  We define Community Centered Properties as visibly located properties in established or developing culturally diverse neighborhoods in our target markets.  We market, lease, and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.  Whitestone employs and develops a diverse group of associates who understand the needs of our multicultural communities and tenants.

As of June 30, 2010, we had a total of 770 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.3% of our total revenues for the six months ended June 30, 2010.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 137 new and renewal leases during the six months ended June 30, 2010 totaling approximately 326,000 square feet and $14.6 million in total lease value.  This compares to 127 new and renewal leases totaling approximately 300,000 square feet and approximately $11.4 million in total lease value during the same period in 2009.

As of June 30, 2010, we had no employees and Whitestone employed 52 full-time employees.  As an internally managed REIT, Whitestone bears its own expenses of operations, including the salaries, benefits and other compensation of its employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.  As the management and employees of Whitestone work for the benefit of the Operating Partnership, the costs and expenses of Whitestone have been presented in this Report in a manner consistent with Whitestone’s presentation in its Form 10-Q for the period ended June 30, 2010.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $7.8 million for the three months ended June 30, 2010 as compared to $8.2 million for the three months ended June 30, 2009, a decrease of $0.4 million, or 5%.  Rental income and tenant reimbursements for the six months ended June 30, 2010 and 2009 were approximately $15.5 million and $16.2 million, respectively, a decrease of $0.7 million, or 4%.  The decrease in revenue is primarily attributable to lower tenant reimbursement revenues resulting from decreased property expenses, and slightly lower average occupancy.  Our occupancy rate was 82% as of  June 30, 2010 and 2009.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties. We also expect modest continued improvement in the overall economy in Houston to provide slight increases in occupancy at certain of our properties, which should also increase rental income.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases.  As of June 30, 2010, approximately 41% of our gross leasable square footage is subject to leases that expire prior to December 31, 2012.  We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  While our early renewal program and other leasing and marketing efforts target these expiring leases, and while we hope to re-lease most of that space prior to expiration of the leases at rates comparable to or slightly in excess of the current rates, market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally could adversely impact our renewal rate and/or the rental rates we are able to negotiate.  If any of these risks materialize, our cash flow and ability to pay dividends could be adversely affected.

Acquisitions

We expect to actively seek acquisitions in the foreseeable future. As of June 30, 2010, we owned and operated 36 Community Centered properties consisting of:

•	Eighteen retail centers containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $69.3 million.

•	Seven office building centers containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $45.3 million.

•	Eleven office/flex centers containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $41.8 million.

We intend to aggressively source additional acquisition opportunities that meet our investment criteria in all our markets.

Property Acquisitions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties strategy.  We define Community Centered Properties as visibly located properties in established or developing, culturally diverse neighborhoods in our target markets, primarily in and around Phoenix, Chicago, Dallas, San Antonio and Houston.  We market, lease, and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

In January 2009, we acquired a property that meets our Community Centered Property strategy, containing 41,396 leasable square feet located in Buffalo Grove, Illinois for approximately $9.4 million, including cash of $5.5 million, issuance of 703,912 units of limited partnership interest in the Partnership (“OP units”) valued at approximately $3.6 million and credit for net prorations of $0.3 million.  The property, Spoerlein Commons, is a two-story complex of retail, medical and professional office tenants.  We acquired the property from Midwest Development Venture IV (“MDV IV”), an Illinois limited partnership controlled by James C. Mastandrea, our Chairman, President and Chief Executive Officer.  Because of Mr. Mastandrea’s relationship with the seller, a special committee consisting solely of Whitestone’s independent trustees, negotiated the terms of the transaction, which included the use of an independent appraiser to value the property.

In October 2007, we acquired a property that meets our Community Centered Property strategy,

containing 33,400 leasable square feet in the Phoenix, Arizona metropolitan area, for approximately $8.3 million.  The property, Pima Norte, is a one-story and two-story class “A” professional, executive and medical office building.  We began leasing Pima Norte during 2008.  Since we acquired the property in 2007, we have invested approximately $0.8 million to complete the build-out of one of the buildings and have capitalized approximately $0.5 million in interest cost, resulting in the total investment through June 30, 2010 of approximately $9.6 million.

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Form 10 as previously filed with the SEC, under the section titled “Summary of Critical Accounting Policies” within Item 2. Financial Information.  There have been no significant changes to these policies during the first six months of 2010.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the consolidated financial statements.

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2010 and 2009

The following tables provide a general comparison of our results of operations for the three months ended June 30, 2010 and 2009 (in thousands, except for number of properties, aggregate gross leasable area and per common share and OP unit data):

	June 30, 2010	June 30, 2009

Number of properties owned and operated	36	36
Aggregate gross leasable area (sq. ft) (1)	3,014,264	3,039,300
Ending occupancy rate	82%	82%

Total property revenues	$7,832	$8,203
Total property expenses	3,039	3,319
Total other expenses	4,428	4,743
Provision for income taxes	102	57
Loss on disposal of assets	8	12
Net income	$255	$72

Funds from operations (2)	$1,895	$1,633
Distributions paid on OP Units	1,785	1,694
Per OP Unit	$0.1125	$0.1125
Distributions paid as a % of funds from operations	94%	104%
_____________________
(1)
During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, and they are no longer included in the gross leasable area.

(2)	For a reconciliation of funds from operations to net income, see Funds From Operations below.

Property revenues.  We had rental income and tenant reimbursements of approximately $7.8 million for the three months ended June 30, 2010 as compared to $8.2 million for the three months ended June 30, 2009, a decrease of $0.4 million, or 5%.  The decrease in revenue is primarily attributable to lower tenant reimbursement revenues resulting from decreased property expenses, and slightly lower average occupancy.

Property expenses.  Our property expenses were $3.0 million for the three months ended June 30, 2010, as compared to $3.3 million for the three months ended June 30, 2009, a decrease of $0.3 million, or 9%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2010	2009

Real estate taxes	$894	$1,063
Utilities	556	608
Contract services	559	548
Repairs and maintenance	312	488
Bad debt	191	246
Labor and other	527	366
Total property expenses	$3,039	$3,319

Real estate taxes.  Real estate taxes decreased $169,000, or 16%, during 2010, primarily as a result of lower valuations by the various county appraisal districts.  In 2010, as a result of our formal protests of assessed values, the various appraisal districts have agreed to lower valuations, and resulting taxes, by significant amounts.  We actively work to keep our valuations, and resulting taxes, as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities.  Utilities decreased $52,000, or 9%, during 2010.  The decrease in utility expenses is primarily attributable to the electricity usage of our six office buildings in Texas which were charged at a lower rate per kilowatt hour during 2010 due to new contracts with our electricity provider for lower fixed rates.

Contract services.  Contract services increased $11,000, or 2%, during 2010.

Repairs and Maintenance.  Repairs and maintenance decreased $176,000, or 36%, during 2010 and are primarily attributable to decreases in roof, parking lot and electrical and lighting costs and the internalization of many maintenance functions.  We expect repair and maintenance costs  and the related tenant reimbursement revenues to increase in the third and fourth quarters of 2010 as certain major maintenance items are scheduled to occur.

Bad debt.  Bad debt for the three months ended June 30, 2010 was $55,000, or 22%, less than in 2009.  We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $161,000, or 44%, in labor and other during 2010 are the result of the internalization of many maintenance functions and increased focus on tenant service and property conditions by property management personnel.  We have been able to accomplish a greater focus on tenant service and property conditions as a result of realignment of duties and reductions in administrative duties required of these individuals.  This decrease in administrative duties is a result of improvements in systems, processes and reporting.

Other expenses.  Our other expenses were $4.4 million for the three months ended June 30, 2010, as compared to $4.7 million for the three months ended June 30, 2009, a decrease of approximately $0.3 million, or 6%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2010	2009

General and administrative	$1,272	$1,625
Depreciation and amortization	1,759	1,710
Involuntary conversion	-	(51)
Interest expense	1,402	1,470
Interest income	(5)	(11)
Total other expenses	$4,428	$4,743

General and administrative. General and administrative expenses decreased approximately $353,000 or 22% for the three months ended June 30, 2010 compared to the same period in 2009.  Whitestone’s share-based compensation expense decreased approximately $184,000 during 2010.  The majority of Whitestone’s share-based compensation recognized during 2009 represented the achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the second performance-based target and expects Whitestone’s share-based compensation to be significantly lower during 2010 than 2009.  Should we increase our asset base, Whitestone may achieve the next performance-based target and begin expensing the shares expected to vest upon the achievement of the second target.

Salaries and benefits, excluding share-based compensation, were approximately $94,000 less during the three months ended June 30, 2010 than during the same period in 2009, primarily as a result of lower headcount and company wide salary reductions taken in October 2009.  Additionally, our allocation of internal labor to properties increased $107,000 in 2010, reducing general and administrative expense and increasing property expenses.  Property management personnel have been able to achieve a greater focus on tenant service and property conditions because much of their administrative burden was removed by realignment of duties and system and process improvements.  Other general and administrative expenses increased $32,000.

Involuntary conversion.  Involuntary conversion gain of $51,000 during 2009 represents the June 30, 2009 estimate of insurance proceeds and costs associated with Hurricane Ike.  As of June 30, 2010, we have accrued $2.3 million in expenses representing the cost to complete the remaining repairs.  A portion of the $2.3 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million, and the full impact of the settlement was not known or included in the June 30, 2009 involuntary conversion gain.

Interest expense.  Interest expense for the three months ended June 30, 2010 was $1,402,000, a decrease of $68,000, or 5%, from 2009.  A decrease in the average outstanding note payable balance of $7,999,000 accounted for approximately $107,000 in decreased interest expense during 2010, while a higher effective per annum interest rate (excluding loan fee amortization) of 5.5% in 2010 as compared to 5.4% in 2009 accounted for approximately $39,000 in increased interest expense.

Results of Operations

Comparison of the Six Month Periods Ended June 30, 2010 and 2009

The following tables provide a general comparison of our results of operations for the six months ended June 30, 2010 and 2009 (in thousands, except for number of properties, aggregate gross leasable area and per common share and OP unit data):

	June 30, 2010	June 30, 2009

Number of properties owned and operated	36	36
Aggregate gross leasable area (sq. ft) (1)	3,014,264	3,039,300
Ending occupancy rate	82%	82%

Total property revenues	$15,541	$16,247
Total property expenses	5,992	6,505
Total other expenses	8,762	9,538
Provision for income taxes	156	111
Loss on disposal of assets	41	53
Net income	$590	$40

Funds from operations (2)	$3,860	$3,189
Distributions paid on OP Units	3,558	3,381
Per OP Unit	$0.1125	$0.1125
Distributions paid as a % of funds from operations	92%	106%
_____________________
(1)
During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, and they are no longer included in the gross leasable area.

(2)	For a reconciliation of funds from operations to net income, see Funds From Operations below.

Property revenues.  We had rental income and tenant reimbursements of approximately $15.5 million for the six months ended June 30, 2010 as compared to $16.2 million for the six months ended June 30, 2009, a decrease of $0.7 million, or 4%.  The primary reasons for the decrease were lower tenant reimbursement revenues, as a result of lower property expenses, and slightly lower average occupancy for the first six months of 2010 as compared to the same period in 2009.

Property expenses.  Our property expenses were $6.0 million for the six months ended June 30, 2010, as compared to $6.5 million for the six months ended June 30, 2009, a decrease of $0.5 million, or 8%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2010	2009

Real estate taxes	$2,046	$2,112
Utilities	1,136	1,226
Contract services	1,073	1,091
Repairs and maintenance	542	751
Bad debt	220	464
Labor and other	975	861
Total property expenses	$5,992	$6,505

Real estate taxes.  Real estate taxes decreased $66,000, or 3%, during the first six months of 2010, primarily as a result of lower valuations by the various county appraisal districts.  In 2010, as a result of our formal protests of assessed values, the various appraisal districts have agreed to lower valuations, and resulting taxes, by significant amounts.  We actively work to keep our valuations, and resulting taxes, as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities.  Utilities decreased $90,000, or 7%, during 2010.  The decrease in utility expenses is primarily attributable to the electricity usage of our six office buildings in Texas which were charged at a lower rate per kilowatt hour during 2010 due to our new contracts with our electricity provider for lower fixed rates.

Contract services.  Contract services decreased $18,000, or 2%, during 2010.

Repairs and Maintenance.  Repairs and maintenance decreased $209,000, or 28%, during 2010 and are primarily attributable to decreases in parking lot repairs, roofing repairs and electrical and lighting repair costs and the internalization of many maintenance functions.  We expect repair and maintenance costs  and the related tenant reimbursement revenues to increase in the last six months of 2010 as certain major maintenance items are scheduled to occur.

Bad debt.  Bad debt for the six months ended June 30, 2010 was $244,000, or 53%, less than in 2009.  The decrease in bad debt is primarily attributable to settlements with a small number of tenants that carried large past due accounts receivable balances during the first quarter of 2010.  The settlements resulted in recoveries of accounts receivable balances on which we previously recorded allowances for bad debt, resulting in decreased bad debt expense in 2010.  The settlements also provided for partial reversals of late fees when certain payment arrangement milestones were met, resulting in decreased late fee revenues and bad debt expense in 2010.  We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $114,000, or 13%, in labor and other during 2010 are primarily the result of the internalization of many maintenance functions and increased focus on tenant service and property conditions by property management personnel.  We have been able to accomplish a greater focus on tenant service and property conditions as a result of realignment of duties and reductions in administrative duties required of these individuals.  This decrease in administrative duties is a result of improvements in systems, processes and reporting.

Other expenses.  Our other expenses were $8.8 million for the six months ended June 30, 2010, as compared to $9.5 million for the six months ended June 30, 2009, a decrease of approximately $0.7 million, or 7%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2010	2009

General and administrative	$2,472	$3,054
Depreciation and amortization	3,493	3,418
Involuntary conversion	-	190
Interest expense	2,809	2,898
Interest income	(12)	(22)
Total other expenses	$8,762	$9,538

General and administrative. General and administrative expenses decreased approximately $582,000 or 19% for the six months ended June 30, 2010 compared to the same period in 2009.  Whitestone’s share-based compensation expense decreased approximately $354,000 during 2010.  The majority of share-based compensation recognized during 2009 represented the achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the second performance-based target and expects share-based compensation to be significantly lower during 2010 than 2009.  Should we increase our asset base, Whitestone may achieve the next performance-based target and begin expensing the shares expected to vest upon the achievement of the second target.

Salaries and benefits, excluding share-based compensation, were approximately $162,000 less during the six months ended June 30, 2010 than during the same period in 2009, primarily as a result of lower headcount and company wide salary reductions taken in October 2009.  Additionally, our allocation of internal labor to properties increased $205,000 in 2010, reducing general and administrative expense and increasing property expenses.  Property management personnel have been able to achieve a greater focus on tenant service and property conditions because much of their administrative burden was removed by realignment of duties and system and process improvements.  Other general and administrative expenses increased $139,000 and were primarily comprised of professional fees.

Involuntary conversion.  Involuntary conversion expense of $190,000 during 2009 represents costs associated with Hurricane Ike.  As of June 30, 2010, we have accrued $2.3 million in expenses representing the cost to complete the remaining repairs.  A portion of the $2.3 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million, and the full impact of the settlement was not known or included in the June 30, 2009 involuntary conversion.

Interest expense.  Interest expense for the six months ended June 30, 2010 was $2,809,000, a decrease of $89,000, or 3%, for the same period in 2009.  A decrease in the average outstanding note payable balance of $4,739,000 accounted for approximately $129,000 in decreased interest expense during 2010, while a higher effective per annum interest rate (excluding loan fee amortization) of 5.5% in 2010 as compared to 5.4% in 2009 accounted for approximately $40,000 in increases to interest expense.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) as net income (loss) available to common shareholders computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.  In addition, securities analysts, investors, and other interested parties use FFO as the primary metric for comparing the relative performance of equity REITs.  There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.  FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$255	$72	$590	$40
Depreciation and amortization of real estate assets	1,632	1,549	3,229	3,096
Loss on disposal of assets	8	12	41	53
FFO	$1,895	$1,633	$3,860	$3,189

Liquidity and Capital Resources

Overview

Our primary liquidity demands are distributions to the holders of our OP units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.

Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuances of notes payable, sales of Whitestone’s common shares, sales of OP units, sales of underperforming properties and other financing opportunities (including a possible listing and public offering of certain of Whitestone’s common shares).  We expect that our rental income will increase as we acquire additional properties, subsequently increasing our cash flows generated from operating activities.

Our capital structure includes non-recourse secured debt that we originated on certain properties.  We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

During the six months ended June 30, 2010, our cash provided from operating activities was $3.8 million and our total distributions were $3.6 million.  Therefore we had cash provided from operating activities in excess of distributions of approximately $0.2 million.  Should we be unable to pay distributions entirely out of our cash flow from operations, we may use cash on-hand, borrowings under any lines of credit available to us at the time or other bank debt.

We anticipate that cash flows from operating activities and our borrowing capacity will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months.  We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for Whitestone to continue to qualify to be taxed as a REIT.

Cash and Cash Equivalents

We had cash and cash equivalents of $3.9 million as of June 30, 2010, as compared to $6.3 million on December 31, 2009.  The decrease of $2.4 million was primarily the result of the following:

Sources of Cash

•	Cash provided from operations of $3.8 million.

Uses of Cash

•	Payment of distributions of $3.6 million to holders of OP units.

•	Principal payments on loans of $1.5 million.

•	Whitestone’s repurchase of common shares of $0.2 million.

•	Improvements to real estate of $0.9 million.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	June 30, 2010	December 31, 2009

Fixed rate notes:
$10.0 million 6.04% Note, due 2014	$9,576	$9,646
$11.2 million 6.52% Note, due 2015	10,965	11,043
$21.4 million 6.53% Notes, due 2013	20,436	20,721
$24.5 million 6.56% Note, due 2013	24,236	24,435
$9.9 million 6.63% Notes, due 2014	9,630	9,757
$0.5 million 3.25% Note, due 2010	251	-
$0.5 million 5.05% Note, due 2010	-	52

Floating rate note:
$26.9 million LIBOR + 2.60% Note, due 2013	25,743	26,128

Total	$100,837	$101,782

As of June 30, 2010, we had $100.6 million in notes secured by 21 properties with a carrying value of $107.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and assignment of certain rents and leases associated with those properties.  As of June 30, 2010, we are in compliance with all loan covenants.

Annual maturities of notes payable as of June 30, 2010, are due as set forth below (in thousands):

Year	Amount Due (in thousands)

2010	$1,398
2011	2,410
2012	2,543
2013	66,418
2014	17,799
2015 and thereafter	10,269
Total	$100,837

Capital Expenditures

We continually evaluate our properties’ performance and value.  We may determine it is in our partners’ best interest to invest capital in properties we believe have potential for increasing value.  We also may have unexpected capital expenditures or improvements for our existing assets.  Additionally, we intend to continue investing in similar properties outside of Texas in cities with exceptional demographics to diversify market risk, and we may incur significant capital expenditures or make improvements in connection with any properties we may acquire.

Distributions

The following distributions for OP Units were paid or declared payable during the six months ended June 30, 2010 and the year ended December 31, 2009 (in thousands):

Period	2010 Status	2010 Amount	Per Op Unit	2009 Amount	Per Op Unit

January – March	Paid	$1,773	$0.1125	$1,687	$0.1125
April - June	Paid	1,785	0.1125	1,694	0.1125
July – September	Payable	1,511	0.0950	1,772	0.1125
October – December				1,773	0.1125

Effective with the second quarter of 2010, we lowered our quarterly distribution rate to $0.0950 per OP unit.

Taxes

Whitestone elected to be taxed as a REIT under the Code, beginning with its taxable year ended December 31, 1999. As a REIT, Whitestone is generally not subject to federal income tax on income that it distributes to its shareholders. If it fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates. Whitestone believes that it is organized and operates in such a manner as to qualify to be taxed as a REIT, and it intends to operate so as to remain qualified as a REIT for federal income tax purposes.

In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which is codified in FASB ASC 740, Income Taxes (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of approximately $52,000 and $57,000 for the three months ended June 30, 2010 and 2009, respectively.  Additionally, we have recorded a margin tax provision of approximately $106,000 and $111,000 for the six months ended June 30, 2010 and 2009, respectively.

Inflation

We anticipate that our leases will continue to be triple-net leases or otherwise provide that tenants pay for increases in operating expenses and will contain provisions that we believe will mitigate the effect of inflation.  In addition, many of our leases are for terms of less than five years, which allows us to adjust rental rates to reflect inflation and other changing market conditions when the leases expire.  Consequently, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon our operating results.

Environmental Matters

Our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which our operations are conducted.  From our inception, we have incurred no significant environmental costs, accrued liabilities or expenditures to mitigate or eliminate future environmental contamination.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of June 30, 2010 and December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates.  Market risk is the risk of loss arising from adverse changes in market prices and interest rates.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk.  We will be exposed to changes in interest rates as a result of our financial instruments consisting of loans that have floating interest rates.  As of June 30, 2010, we had $25.7 million of loans, or about 25% of our debt, with floating interest rates.  All of our financial instruments were entered into for other than trading purposes.  As of June 30, 2010, we did not have a fixed rate hedge in place, leaving $25.7 million subject to interest rate fluctuations.  The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of annual net income of approximately $0.3 million, respectively.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of its principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the  information required to be disclosed in our filings under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, Whitestone’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information contained in this quarterly report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business.  Our business, financial condition, or results of operations could be materially adversely affected by any of these risks.  Some statements in this quarterly report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements, as described above.

 Risks Associated with Real Estate

The recent market disruptions may significantly and adversely affect our financial condition and results of operations.

The United States is currently in a recession that has resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. A continuation of ongoing adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. At this time, it is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our tenants and our business in general. A general reduction in the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability and results of operations.

Real estate property investments are illiquid due to a variety of factors, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

Our strategy includes opportunistically selling properties that do not have the potential to meet our Community Centered Property strategy. However, real estate property investments generally cannot be disposed of quickly. In addition, the Code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which could cause us to incur extended losses, reduce our cash flows and adversely affect distributions, thereby adversely impacting us.

We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. To the extent we are unable to sell any properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.

We may be required to expend funds and time to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements, which may impede our ability to sell a property. Further, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would further contribute to the illiquid character of real estate properties and impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions.

Our business is dependent upon our tenants successfully operating their businesses and their failure to do so could have a material adverse effect on our ability to successfully and profitably operate our business.

We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness could be limited if a number of our tenants were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire, or if we were unable to lease or re-lease our properties on economically favorable terms. These adverse developments could arise due to a number of factors, including those described in the risk factors discussed in this Form.

Turmoil in capital markets could adversely impact acquisition activities and pricing of real estate assets.

Volatility in capital markets could adversely affect acquisition activities by impacting certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. These factors directly affect a lender’s ability to provide debt financing as well as increase the cost of available debt financing. As a result, we may not be able to obtain favorable debt financing in the future or at all. This may impair our ability to acquire properties or result in future acquisitions generating lower overall economic returns, which may adversely affect our results of operations and distributions to partners. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

The value of our property will be directly affected by general economic and regulatory factors we cannot control or predict.

 Investments in real estate typically involve a high level of risk as the result of factors we cannot control or predict. One of the risks of investing in real estate is the possibility that our properties will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. The following factors may affect income from properties and yields from investments in properties and are generally outside of our control:

•	conditions in financial markets;
•	over-building in our markets;
•	a reduction in rental income as a result of the inability to maintain occupancy levels;

•	adverse changes in applicable tax, real estate, environmental or zoning laws;
•	changes in general economic conditions;
•	a taking of any of our properties by eminent domain;
•	adverse local conditions (such as changes in real estate zoning laws that may reduce the desirability of real estate in the area);
•	acts of God, such as hurricanes, earthquakes or floods and uninsured losses;
•	changes in supply of or demand for similar or competing properties in an area;
•	changes in interest rates and availability of debt capital, which may render the sale of a property difficult or unattractive; and
•	periods of high interest rates, inflation or tight money supply.

Some or all of these factors may affect our properties, which could adversely affect our operations and ability to pay distributions.

All of our properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are subject to property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities.  As the owner of the properties, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space in our properties.

Compliance or failure to comply with laws requiring access to our properties by disabled persons could result in substantial cost.

The ADA and other federal, state and local laws generally require public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants. These laws may require us to modify our existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require us to add other structural features which increase our construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. We may incur unanticipated expenses that may be material to our financial condition or results of operations to comply with ADA and other federal, state and local laws, or in connection with lawsuits brought by private litigants.

We face intense competition, which may decrease, or prevent increases of, the occupancy and rental rates of our properties.

We compete with a number of developers, owners and operators of commercial real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. This competitive environment could have a material adverse effect on our ability to lease our properties or any newly developed or acquired property, as well as on the rents charged.

Risks Associated with Our Operations

Because of the current lack of geographic diversification of our portfolio, an economic downturn in the Houston metropolitan area could adversely impact our operations and ability to pay distributions.

The majority of our assets and revenues are currently derived from properties located in the Houston metropolitan area. As of December 31, 2009, we had 80% of our gross leasable square feet in Houston. Our results of operations are directly contingent on our ability to attract financially sound commercial tenants. A significant economic downturn may adversely impact our ability to locate and retain financially sound tenants and could have an adverse impact on our tenants’ revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the lack of geographic diversity among our current assets, if the Houston metropolitan area experiences an economic downturn, our operations and ability to pay distributions to our partners could be adversely impacted.

We lease our properties to approximately 800 tenants, with 10% to 20% of our leases expiring annually. Each year we face the risk of non-renewal of a material percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

The nature of our business model warrants shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases.  As of March 31, 2010, approximately 44% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2012, which includes our largest tenant, which accounted for less than 3% of our total revenues for the three months ended March 31, 2010. We are subject to the risk that:

•	tenants may choose not to, or may not have the financial resources to, renew these leases;
•	we may experience significant costs associated with re-leasing a significant amount of our available space;
•	we may not be able to easily re-lease the space subject to these leases, which may cause us to fail to meet our leasing targets or control the costs of re-leasing; and
•	the terms of any renewal or re-lease may be less favorable than the terms of the current leases.

We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease. While our early renewal program and other leasing and marketing efforts target these expiring leases, and while we hope to re-lease most of that space prior to expiration of the leases at rates comparable to or slightly in excess of the current rates, market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally could adversely impact our renewal rate and/or the rental rates we are able to negotiate. If any of these risks materialize, our rental revenue, operating expenses and results of operations could be adversely affected.

Many of our tenants are small businesses, which may have a higher risk of bankruptcy or insolvency.

 Many of our tenants are small, local businesses with little capital that depend on cash flows from their businesses to pay their rent and are therefore at a higher risk of bankruptcy or insolvency than larger,  national tenants. The bankruptcy or insolvency of a number of smaller tenants may have an adverse impact on our income and our ability to pay distributions.

 We receive substantially all of our income as rent payments under leases of our properties. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants may fail to make rent payments when due or declare bankruptcy. For example, on November 10, 2008, one of our tenants, Circuit City, which leased space at one of our properties and represented approximately 3% of our total rent for the year ended December 31, 2008, filed for reorganization under Chapter 11 of the Bankruptcy Code. The tenant elected to reject our lease.

If tenants are unable to comply with the terms of the leases, we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the space and find a suitable replacement tenant. There is no assurance that we would be able to lease the space on substantially equivalent or better terms than the prior lease, or at all, or successfully reposition the space for other uses.

If any lease expires or is terminated, we could be responsible for all of the operating expenses for that portion of the property until it is re-leased. If we experience a significant number of un-leased spaces, our operating expenses could increase significantly. Any significant increase in our operating expenses may have a material adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our partners.

Any bankruptcy filing by or relating to one of our tenants could bar all efforts by us to collect pre- bankruptcy debts from that tenant or seize its property. A tenant bankruptcy could also delay our efforts to collect past due balances under the leases and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our partners. Furthermore, dealing with a tenant’s bankruptcy or other default may divert Whitestone management’s attention and cause us to incur substantial legal and other costs.

If one or more of our tenants files for bankruptcy relief, the Bankruptcy Code provides that a debtor has the option to assume or reject the unexpired lease within a certain period of time. The Bankruptcy Code generally requires that a debtor must assume or reject a contract in its entirety. Thus, a debtor cannot choose to keep the beneficial provisions of a contract while rejecting the burdensome ones; the contract must be assumed or rejected as a whole. However, where under applicable law a contract (even though it is contained in a single document) is determined to be divisible or severable into different agreements, or similarly, where a collection of documents is determined to constitute separate agreements instead of a single, integrated contract, then in those circumstances a debtor/trustee may be allowed to assume some of the divisible or separate agreements while rejecting the others.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect our returns.

 We attempt to adequately insure all of our properties to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Our current geographic concentration in the Houston metropolitan area potentially increases the risk of damage to our portfolio due to hurricanes.  Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. In some instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for these losses. Also, to the extent we must pay unexpectedly large insurance premiums, we could suffer reduced earnings that would result in less cash to be distributed to our partners.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

 Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in its property. The costs of removal or remediation could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos containing materials into the air. In addition, third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for payments of distributions to our partners.

 We may not be successful in consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations.

 Our ability to expand through acquisitions is integral to our business strategy and requires us to consummate suitable acquisition or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in consummating acquisitions or investments in properties that meet our acquisition criteria on satisfactory terms or at all. Failure to consummate acquisitions or investment opportunities, or to integrate successfully any acquired properties without substantial expense, delay or other operational or financial problems, would slow our growth.

 Our ability to acquire properties on favorable terms may be constrained by the following significant risks:

•	competition from other real estate investors with significant capital, including publicly-traded REITs and institutional investment funds;
•	competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;
•	unsatisfactory results of our due diligence investigations or failure to meet other customary closing conditions; and
•	failure to finance an acquisition on favorable terms or at all.

 If any of these risks are realized, our business, financial condition, results of operations, our ability to make distributions to our partners could be adversely affected.

We may face significant competition in our efforts to acquire financially distressed properties and debt.

 Our acquisition strategy is focused on distressed commercial real estate, and we could face significant competition from other investors, such as publicly-traded REITs, hedge funds, private equity funds and other private real estate investors with greater financial resources and access to capital than us. Therefore, we may not be able to compete successfully for investments. In addition, the number of entities and the amount of purchasers competing for suitable investments may increase, all of which could result in competition for accretive acquisition opportunities and adversely affect our business plan and our ability to maintain our current distribution rate.

 Our success depends in part on our ability to execute our Community Centered Property strategy.

 Our Community Centered Property strategy is newly adopted and requires intensive management of a large number of small spaces and small tenant relationships. Our success will depend in part upon Whitestone management’s ability to identify potential Community Centered Properties and find and maintain the appropriate tenants to create such a property. Lack of market acceptance of our Community Centered Property strategy or our inability to successfully attract and manage a large number of tenant relationships could adversely affect our occupancy rates, operating results and distribution rate.

Loss of Whitestone’s key personnel, particularly its eight senior managers, could threaten our ability to execute our strategy and operate our business successfully.

We are dependent on the experience and knowledge of Whitestone’s key executive personnel, particularly its eight senior managers who have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until qualified replacements could be found. We also believe that they could not quickly be replaced with managers of equal experience and capabilities and their successors may not be as effective.

Our systems may not be adequate to support our growth, and our failure to successfully oversee our portfolio of properties could adversely affect our results of operations.

We cannot assure you that Whitestone will be able to adapt its portfolio management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to support any growth we may experience. Whitestone’s failure to successfully oversee our current portfolio of properties or any future acquisitions or developments could have a material adverse effect on our results of operations and financial condition and our ability to make distributions.

There can be no assurance that we will be able to pay or maintain cash distributions or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to partners. Distributions will be based principally on cash available from our properties, real estate securities, mortgage loans and other investments. The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties, the yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. We can give no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. In addition, we can give no assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage loans or our investments in securities will increase our cash available for distributions to partners. Our actual results may differ significantly from the assumptions used by Whitestone’s board of trustees in establishing the distribution rate to partners.

If we experience decreased cash flows, we may need to use other sources of cash to fund distributions or we may be unable to pay distributions.

Actual cash available for distributions may vary substantially from estimates. If our cash distributions exceed the amount of cash available for distributions, we may need to fund the shortage out of working capital or by obtaining other debt, which would reduce the amount of proceeds available for real estate investments.

Our assets may be subject to impairment charges.

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations and funds from operations in the period in which the write-off occurs.

Risks Associated with Our Indebtedness and Financing

Current market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all, which could adversely affect our ability to grow, our interest cost and our results of operations.

The United States credit markets have recently experienced significant dislocations and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of various types of debt financing. Reductions in our available borrowing capacity, or inability to establish a credit facility when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. In addition, we mortgage most of our properties to secure payment of indebtedness. If we are not successful in refinancing our mortgage debt upon maturity, then the property could be foreclosed upon or transferred to the mortgagee, or we might be forced to dispose of some of our properties upon disadvantageous terms, with a consequent loss of income and asset value. A foreclosure or disadvantageous disposal on one or more of our properties could adversely affect our ability to grow, financial condition, interest cost, results of operations, cash flow and ability to pay distributions to our partners.

Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could adversely affect our transaction and development activity, financial condition, results of operation, cash flow, our ability to pay principal and interest on our debt and our ability to pay distributions to our partners.

If we invest in mortgage loans, such investments may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of those loans and our results of operations.

If we invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans as well as interest rate risks. To the extent we incur delays in liquidating such defaulted mortgage loans, we may not be able to obtain all amounts due to us under the mortgage loans. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans or the dates of our investment in the loans. If the values of the underlying properties fall, our risk will increase because of the lower value of the security associated with such loans.

We may incur losses on interest rate hedging arrangements.

Periodically, we have entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness which is hedged, we may be exposed to losses to the extent which the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks.

Our failure to hedge effectively against interest rate changes may adversely affect results of operations.

We currently have mortgages that bear interest at a variable rate and we may incur additional variable rate debt in the future. Accordingly, increases in interest rates on variable rate debt would increase our interest expense, which could reduce net earnings and cash available for payment of our debt obligations and distributions to our partners.

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. We may enter into interest rate swap agreements for our variable rate debt, which totals $26.1 million as of December 31, 2009. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect the return on your investment.

We currently have and may incur additional mortgage indebtedness and other borrowings, which may increase our business risks and our ability to make distributions to our partners.

If it is determined to be in our best interests, we may, in some instances, acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur or increase our current mortgage debt to obtain funds to acquire additional properties. Whitestone may also cause us to borrow funds if necessary to satisfy the REIT distribution requirement, or otherwise as may be necessary or advisable to assure that it maintains its qualification as a REIT for federal income tax purposes.

We may incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. As of December 31, 2009, we had approximately $101.8 million of mortgage debt secured by 21 of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to partners may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our partners will be adversely affected. For more discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

If we set aside insufficient working capital or are unable to secure funds for future tenant improvements, we may be required to defer necessary property improvements, which could adversely impact our ability to pay cash distributions to our partners.

When tenants do not renew their leases or otherwise vacate their space, it is possible that, in order to attract replacement tenants, we may be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient working capital reserves, we will have to obtain financing from other sources. Because most of our leases will provide for tenant reimbursement of operating expenses, we do not anticipate that we will establish a permanent reserve for maintenance and repairs for our properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves for maintenance and repairs of our properties out of cash flow generated by operating properties or out of non-liquidating net sale proceeds. If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to pay cash distributions to our partners may be adversely affected. In addition, we may be required to defer necessary improvements to our properties that may cause our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to our properties. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

We may structure acquisitions of property in exchange for our operating partnership units on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing our operating partnership units in exchange for a property owner contributing property to the Operating Partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in the Operating Partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them with additional incentives. For instance, the Operating Partnership’s limited partnership agreement provides that any holder of units may exchange operating partnership units for cash, or, at Whitestone’s option, common shares of Whitestone on a one-for-one exchange basis. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s units for Whitestone’s common shares or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a partner in our Operating Partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to the Operating Partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or Whitestone’s common shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Risks Associated with Income Tax Laws

We may need to incur additional borrowings in order for Whitestone to meet the REIT minimum distribution requirement and avoid incurring excise tax.

In order to maintain its qualification as a REIT, Whitestone is required to distribute to its shareholders at least 90% of its annual real estate investment trust taxable income (excluding any net capital gain and before application of the distributions paid deduction). In addition, Whitestone is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of (i) 85% of its ordinary income for that year, (ii) 95% of its net capital gain for that year and (iii) 100% of its undistributed taxable income from prior years. Because

Whitestone is our sole general partner, Whitestone may cause us to borrow funds to enable Whitestone to avoid adverse tax consequences even if Whitestone’s management believes that the then prevailing market conditions generally are not favorable for borrowings or that borrowings would not be advisable in the absence of Whitestone’s tax considerations.

 If we were classified as a “publicly traded partnership” and did not meet certain passive income requirements, we would be treated as a corporation for federal income tax purposes.

       We intend to be classified as a partnership for federal income tax purposes and not as an association taxable as a corporation. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that we would be considered a “publicly traded partnership” for federal income tax purposes, our limited partnership agreement contains certain restrictions on the transfer and/or redemption of our partnership units. If the Internal Revenue Service, or IRS, were to assert successfully that we were a “publicly traded partnership,” and substantially all of our gross income did not consist of the specified types of passive income, we would be treated as an association taxable as a corporation for federal income tax purposes, and Whitestone would no longer qualify as a REIT. In such case, the imposition of a corporate tax on our taxable income would reduce the amount of cash available for payment of distributions by us to our partners.

If the IRS were to determine that (i) Whitestone failed the 5% asset test for the first quarter of its 2009 taxable year and (ii) its failure of that test was not attributable to reasonable cause, but rather, willful neglect, Whitestone would fail to qualify as a REIT for its 2009 taxable year.

Whitestone recently discovered that it may have inadvertently violated the quarterly 5% asset test applicable to REITs for the quarter ended March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank. If this investment in a commercial paper investment account is not treated as cash, and is instead treated as a security for purposes of the quarterly 5% asset test applicable to REITs, then Whitestone failed that test for the first quarter of its 2009 taxable year. If the IRS were to assert that Whitestone failed the 5% asset test for the first quarter of its 2009 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, Whitestone’s status as a REIT would terminate as of December 31, 2008. Whitestone would not be eligible to again elect REIT status until its 2014 taxable year. Consequently, Whitestone would be subject to federal income tax on its taxable income at regular corporate rates and its cash available for distributions to shareholders would be reduced.  Additionally, if Whitestone in fact failed the 5% test but failure is considered due to reasonable cause and not willful neglect, Whitestone would be subject to a tax equal to the greater of $50,000 or 35% of the net income from the commercial paper investment account during the period in which it failed to satisfy the 5% asset test.

If Whitestone’s REIT status is terminated, Whitestone, as our sole general partner, may cause us to borrow funds or to dispose of otherwise attractive investments to enable Whitestone to pay corporate-level taxes even if Whitestone’s management believes that the then prevailing market conditions generally are not favorable for borrowings or dispositions or that borrowings or dispositions would not be advisable in the absence of Whitestone’s tax considerations.  These actions could have the effect of reducing our income and amounts available for distribution to our partners.

Whitestone’s compliance with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, Whitestone must satisfy certain requirements concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its shareholders and the ownership of its shares. In order for Whitestone to meet these tests, Whitestone may cause us to forego investments we might otherwise make. Thus, Whitestone’s compliance with the REIT requirements may hinder our performance.

If Whitestone fails to comply with certain asset diversification requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, Whitestone may cause us to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our partners.

Whitestone’s compliance with REIT requirements may limit our ability to hedge effectively and may result in our structuring hedges through tax-inefficient means.

The REIT provisions of the Code substantially limit Whitestone’s ability to hedge its liabilities. Because Whitestone conducts substantially all of its operations through us, any income from a hedging transaction that we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets will not constitute “gross income” to Whitestone for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income to Whitestone for purposes of the of the 75% or 95% gross income tests. As a result of these rules, Whitestone, as our sole general partner, may require us to limit our use of advantageous hedging techniques or to implement those hedges through certain taxable corporations. This could increase the cost of our hedging activities because any taxable corporation would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses of a taxable corporation will generally not be deductible by us and will generally only be available to offset future taxable income of such corporation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	48,571	$5.15	-----	-----
May 1, 2010 – May 31, 2010	-----	-----	-----	-----
June 1, 2010 – June 30, 2010	-----	-----	-----	-----

(1)
During the three months ended June 30, 2010, Whitestone acquired common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

(2)	No shares were purchased as part of publicly announced plans or programs.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits listed on the accompanying Exhibit Index are filed, furnished and incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Whitestone REIT Operating Partnership, L.P. (Registrant)

By: Whitestone REIT, its General Partner

Date: August 16, 2010	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer of Whitestone REIT

EXHIBIT INDEX

Exhibit No.                      Description

3.1
Agreement of Limited Partnership of Whitestone REIT Operating Partnership, L.P. (previously filed as and incorporated by reference to Exhibit 10.1 to Whitestone’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

3.2
Certificate of Formation of Whitestone REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.3 to Whitestone’s General Form for Registration of Securities on Form 10, filed on April 30, 2003)

3.3	Amended and Restated Declaration of Trust of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to Whitestone’s Current Report on Form 8-K, filed on July 31, 2008)

3.4	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to Whitestone’s Current Report on Form 8-K, filed December 6, 2006)

3.5	Amended and Restated Bylaws of Whitestone (previously filed as and incorporated by reference to Exhibit 3.1 to Whitestone’s Current Report on Form 8-K, filed October 9, 2008)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________

*   Filed herewith.

** Furnished herewith.