Form 10-Q
period 2010-09-30
Whitestone REIT Operating Partnership, L.P.
filed 2010-11-15
CIK 1490653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-50256
WHITESTONE REIT OPERATING PARTNERSHIP, L.P.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	76-0594970
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2600 South Gessner, Suite 500
Houston, Texas	77063
(Address of Principal Executive Offices)	(Zip Code)

(713) 827-9595
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒ No

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
 (in thousands, except unit data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Real estate assets, at cost
Property	$196,877	$192,832
Accumulated depreciation	(38,218)	(34,434)
Total real estate assets	158,659	158,398
Cash and cash equivalents	26,617	6,275
Escrows and acquisition deposits	4,332	8,155
Accrued rents and accounts receivable, net of allowance for doubtful accounts	4,393	4,514
Unamortized lease commissions and loan costs	3,659	3,973
Prepaid expenses and other assets	705	685
Total assets	$198,365	$182,000
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$101,667	$101,782
Accounts payable and accrued expenses	7,224	9,954
Tenants’ security deposits	1,704	1,630
Distributions payable	2,133	1,775
Total liabilities	112,728	115,141
Commitments and contingencies:
Partners’ Capital:
General Partner, 5,550,388 and 3,324,941 OP units outstanding as of September 30, 2010 and December 31, 2009, respectively	63,751	43,590
Limited partners, 1,814,569 OP units outstanding as of September 30, 2010 and December 31, 2009	21,886	23,269
Total partners’ capital	85,637	66,859
Total liabilities and partners’ capital	$198,365	$182,000

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Property revenues
Rental revenues	$6,489	$6,950	$19,300	$20,027
Other revenues	1,444	1,534	4,174	4,704
Total property revenues	7,933	8,484	23,474	24,731

Property expenses
Property operation and maintenance	2,127	2,149	6,073	6,542
Real estate taxes	956	1,115	3,002	3,227
Total property expenses	3,083	3,264	9,075	9,769

Other expenses (income)
General and administrative	1,263	1,549	3,735	4,603
Depreciation and amortization	1,830	1,741	5,323	5,159
Involuntary conversion	-	(489)	-	(299)
Interest expense	1,401	1,437	4,210	4,335
Interest income	(7)	(8)	(19)	(30)
Total other expenses	4,487	4,230	13,249	13,768

Income from continuing operations before loss on disposal of assets and income taxes	363	990	1,150	1,194

Provision for income taxes	(57)	(55)	(213)	(166)
Loss on disposal of assets	(72)	(5)	(113)	(58)

Net income	$234	$930	$824	$970

Earnings per unit – basic
Net income excluding amounts attributable to unvested restricted shares	$0.04	$0.19	$0.15	$0.19

Earnings per unit – diluted
Net income excluding amounts attributable to unvested restricted shares	$0.04	$0.18	$0.15	$0.19

Weighted average number of units outstanding:
Basic	5,714	4,930	5,211	4,930
Diluted	5,734	4,995	5,242	4,997

Distributions declared per unit	$0.2850	$0.3375	$0.9075	$1.0125

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)
(in thousands, except per unit data)

	General Partner Units	General Partner Unitholders	Limited Partner Units	Limited Partner Unitholders	Total Partners’ Capital

Balance, December 31, 2009	3,325	$43,590	1,815	$23,269	$66,859

Contributions – proceeds from issuance of general partner common shares	2,200	23,020	-	-	23,020

Share-based compensation	41	44	-	-	44

Whitestone’s repurchase of Class A common shares (1)	(16)	(249)	-	-	(249)

Distributions	-	(3,820)	-	(1,647)	(5,467)

Whitestone’s reclassification of dividend reinvestment plan shares with expired rescission rights to equity from liabilities at $3.17 per share	-	606	-	-	606

Net income	-	560	-	264	824

Balance, September 30, 2010	5,550	$63,751	1,815	$21,886	$85,637

_________________
(1) During the three months ended June 30, 2010, Whitestone acquired Class A common shares held by employees who tendered owned Class A common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$824	$970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,323	5,159
Loss on disposal of assets	113	58
Bad debt expense	357	803
Share-based compensation	219	745
Changes in operating assets and liabilities:
Escrows and acquisition deposits	3,893	(533)
Accrued rent and accounts receivable	(236)	(5,401)
Unamortized lease commissions and loan costs	(514)	(517)
Prepaid expenses and other assets	514	421
Accounts payable and accrued expenses	(2,157)	3,915
Tenants’ security deposits	74	17
Net cash provided by operating activities	8,410	5,637

Cash flows from investing activities:
Acquisitions of real estate	(2,225)	(5,619)
Additions to real estate	(2,439)	(2,590)
Net cash used in investing activities	(4,664)	(8,209)

Cash flows from financing activities:
Distributions paid	(5,276)	(5,153)
Proceeds from issuance of general partner common shares	23,020	-
Proceeds from notes payable	1,430	9,791
Repayments of notes payable	(2,231)	(8,046)
Payments of loan origination costs	(98)	(288)
Repurchase of common shares	(249)	-
Net cash provided by (used in) financing activities	16,596	(3,696)

Net increase (decrease) in cash and cash equivalents	20,342	(6,268)
Cash and cash equivalents at beginning of period	6,275	12,989
Cash and cash equivalents at end of period	$26,617	$6,721

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,217	$4,116
Cash paid for taxes	$262	$223

Noncash investing and financing activities:
Disposal of fully depreciated real estate	$468	$531
Financed insurance premiums	$616	$478
Acquisition of real estate in exchange for OP units	$-	$3,625

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The use of the words “we,” “us,” “our,” or the “Partnership” refers to Whitestone REIT Operating Partnership and our consolidated subsidiaries, except where the context otherwise requires.

1.  Interim Financial Statements

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2009 are derived from our audited consolidated financial statements at that date.  The unaudited financial statements as of September 30, 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Partnership and our subsidiaries as of September 30, 2010, and the results of operations for the three and nine month periods ended September 30, 2010 and 2009, the consolidated statement of changes in partners’ capital for the nine month period ended September 30, 2010 and cash flows for the nine month periods ended September 30, 2010 and 2009.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009 which are included in our Form 10 previously filed with the Securities and Exchange Commission (the “SEC”).

Business.  Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership, together with its subsidiaries, was formed on December 31, 1998 to conduct substantially all of the operations for its sole general partner, Whitestone REIT (“Whitestone” or the “General Partner”).  Whitestone was formed as a real estate investment trust (“REIT”), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 Class A common shares of beneficial interest (the “Class A common shares”) of the Maryland entity.  As the general partner of the Partnership, Whitestone has the exclusive power to manage and conduct the business of the Partnership, subject to certain customary exceptions.  As of September 30, 2010 and December 31, 2009, we owned and operated 37 and 36 retail, warehouse and office properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix, respectively.

2.  Summary of Significant Accounting Policies

Basis of Consolidation.  The accompanying unaudited consolidated financial statements include the accounts of the Partnership and it subsidiaries.  All significant inter-company balances have been eliminated.  Capital is allocated between the General Partner and limited partners based on the weighted-average percentage ownership of the Partnership during the year.  Issuance of additional Class A common shares of beneficial interest in Whitestone and units of limited partnership interest (“OP Units”) in the Partnership that are convertible into cash or, at Whitestone’s option, Class A common shares on a one for one basis changes the ownership interests of both the Partnership and Whitestone.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of Estimates.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

amounts of revenues and expenses during the reporting period.  Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts and estimates supporting our impairment analysis for the carrying values of our real estate assets.  Actual results could differ from those estimates.

Share-Based Compensation.   From time to time, Whitestone awards nonvested restricted Class A common share awards or restricted Class A common share unit awards which may be converted into Class A common shares, to trustees, executive officers and employees under our 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on Whitestone’s management’s most recent estimates using the fair value of the shares as of the grant date.  For the three months ended September 30, 2010 and 2009, we recognized $0.1 million and $0.2 million in share-based compensation expense, respectively, and for the nine months ended September 30, 2010 and 2009, we recognized $0.2 million and $0.7 million, respectively.

See our Form 10 previously filed with the SEC for further discussion on significant accounting policies.

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

3.  Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	September 30, 2010	December 31, 2009

Tenant receivables	$1,650	$1,770
Accrued rent and recoveries	3,913	3,636
Allowance for doubtful accounts	(1,190)	(894)
Other receivables	20	2
Total	$4,393	$4,514

4.  Unamortized Leasing Commissions and Loan Costs

Costs which have been deferred consist of the following (in thousands):

	September 30, 2010	December 31, 2009

Leasing commissions	$4,853	$4,601
Deferred financing cost	2,307	2,208
Total cost	7,160	6,809
Less: leasing commissions accumulated amortization	(2,599)	(2,246)
Less: deferred financing cost accumulated amortization	(902)	(590)
Total cost, net of accumulated amortization	$3,659	$3,973

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

5.  Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	September 30, 2010	December 31, 2009

Fixed rate notes:
$10.0 million 6.04% Note, due 2014	$9,539	$9,646
$1.5 million 6.50% Note, due 2014	1,500	-
$11.2 million 6.52% Note, due 2015	10,942	11,043
$21.4 million 6.53% Notes, due 2013	20,290	20,721
$24.5 million 6.56% Note, due 2013	24,134	24,435
$9.9 million 6.63% Notes, due 2014	9,565	9,757
$0.5 million 3.25% Note, due 2010	145	-
$0.5 million 5.05% Note, due 2010	-	52

Floating rate note:
$26.9 million LIBOR + 2.60% Note, due 2013	25,552	26,128

Total	$101,667	$101,782

As of September 30, 2010, we had $101.5 million in notes secured by 23 properties with a carrying value of $110.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and assignment of certain rents and leases associated with those properties.  As of September 30, 2010, we are in compliance with all loan covenants.

On September 10, 2010, we executed a promissory note (the "Promissory Note") in the amount of $1.5 million (the "New Loan") payable to MidFirst Bank, a federally chartered savings association (the "Lender"), with an applicable interest rate of 6.5% per annum.  Monthly payments of $10,128 become due beginning November 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014.  The Promissory Note is secured by a second lien deed of trust on our retail facility, Windsor Park, located in Windcrest, Texas, a first lien deed of trust on our Brookhill office/flex building located in Houston, Texas and a first lien deed of trust on our Zeta office building located in Houston, Texas. The funds from the Promissory Note will be used for capital improvements to Windsor Park (the "Construction").

The loan documents executed in connection with the Promissory Note (the "Loan Documents") include a Limited Guaranty by us of the Promissory Note until the Windsor Park Construction is completed.  Following this event, we will remain liable for the deficiency, if any, following a foreclosure of property securing the Promissory Note; provided that upon the occurrence of certain "Full Recourse Events" defined in the Loan Documents, our obligations shall convert to a full guarantee of the New Loan.

In connection with the Promissory Note, the Loan Documents also provide for a modification of our existing loan with the Lender in the amount of $10,000,000 (the "Existing Loan").  The Loan Documents provide that the promissory note executed in connection with the Existing Loan is modified to be secured,

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

in part, by second liens on the Brookhill and Zeta Buildings, as well as certain other modifications for the purpose of cross-collateralizing and cross-defaulting the two loans.  The Existing Loan is also modified by that certain Modification of Promissory Note which provides that payments of $61,773 are due beginning October 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014.  Finally, the Loan Documents include a Modification of Limited Guaranty which provides that the Limited Guaranty executed in connection with the Existing Loan is only for the deficiency, if any, following the foreclosure of property securing the Existing Loan; provided that upon the occurrence of certain "Full Recourse Events" defined in the Modification of Limited Guaranty, our obligations shall convert to a full guarantee of the Existing Loan.

Annual maturities of notes payable as of September 30, 2010 are due as set forth below:

Year	Amount Due (in thousands)

2010	$735
2011	2,444
2012	2,578
2013	66,426
2014	19,215
2015 and thereafter	10,269
Total	$101,667

6.  Earnings Per OP Unit

Basic earnings per OP unit is calculated by dividing net income excluding amounts attributable to Whitestone’s  unvested restricted shares by the Partnership’s weighted-average OP units outstanding during the period.  Diluted earnings per OP unit is computed by dividing net income excluding amounts attributable to unvested restricted shares by the weighted-average number of OP units including any of Whitestone’s dilutive unvested restricted shares.

Certain of Whitestone’s performance restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per OP unit.

For the three month periods ended September 30, 2010 and 2009, distributions of $58,000 and $71,000, respectively, were made to the holders of certain restricted Class A common shares, of which $52,000 and $64,000, respectively, were charged against earnings.  For the nine month periods ended September 30, 2010 and 2009, distributions of $196,000 and $206,000, respectively, were made to the holders of certain restricted Class A common shares, of which $175,000 and $185,000, respectively, were charged against earnings.  See Note 10 for information related to restricted Class A common shares under the 2008 Plan.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit data)	2010	2009	2010	2009
Numerator:
Net income	$234	$930	$824	$970
Dividends paid on unvested restricted shares	(6)	(7)	(21)	(20)
Undistributed earnings attributable to unvested restricted shares	-	-	-	-
Net income excluding amounts attributable to unvested restricted shares	$228	$923	$803	$950

Denominator:
Weighted average number of OP units – basic	5,714	4,930	5,211	4,930
Effect of dilutive securities:
Unvested restricted shares	20	65	31	67
Weighted average number of OP units – dilutive	5,734	4,995	5,242	4,997

Earnings Per OP Unit:
Basic:
Net income excluding amounts attributable to unvested restricted shares	$0.04	$0.19	$0.15	$0.19
Diluted:
Net income excluding amounts attributable to unvested restricted shares	$0.04	$0.18	$0.15	$0.19

7.  Income Taxes

We have not provided information on federal income taxes because we are taxed as a partnership and the liability incurred is that of our partners.  As our general partner, Whitestone intends to and believes it qualifies as a REIT under the provisions of the Internal Revenue Code (the “Code”) and because it has distributed and intends to continue to distribute all of its taxable income to its shareholders.  Shareholders of Whitestone include their proportionate taxable income in their individual tax returns.  As a REIT, Whitestone must distribute at least 90% of its real estate investment trust taxable income to its shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If Whitestone fails to qualify as a REIT in any taxable year, Whitestone will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30%

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109") which is codified in FASB ASC 740, Income Taxes ("ASC 740") applies to the Texas Margin Tax.  We have recorded a margin tax provision of approximately $57,000 and $55,000 for the three months ended September 30, 2010 and 2009, respectively.  Additionally, we have recorded a margin tax provision of approximately $163,000 and $166,000 for the nine months ended September 30, 2010 and 2009, respectively.

8.  Equity

Recapitalization, listing and offering of Whitestone’s Class B common shares.

On August 24, 2010, Whitestone amended its declaration of trust to (i) change the name of all of its common shares of beneficial interest, par value $0.001 to “Class A Common Shares,” (ii) effect a 1-for-3 reverse share split of its Class A common shares and (iii) change the par value of its Class A common shares to $0.001 per share after the reverse share split.  Also, on August 24, 2010, Whitestone effected a 1-for-3 reverse share split of our OP units in accordance with the terms of the limited partnership agreement.  All prior period share, per share, OP unit and per OP unit amounts have been retroactively restated to reflect the reverse share split. In addition, Whitestone created a new class of common shares of beneficial interest, par value $0.001, entitled (the “Class B common shares, and collectively with Class A common shares, the “Common Shares.”)  The rights of the Class A common shareholders did not change with the change in the title of the class. Each holder of Class B common share has the following rights:

•	the right to vote together with Class A common shareholders on all matters submitted to the Company’s shareholders;

•	one vote on all matters voted upon by the Company’s shareholders;

•	the right to receive dividends equal to any dividends declared on the Class A common shares; and

•	liquidation rights equal to the liquidation rights of each Class A Common Share.

On August 25, 2010, Whitestone listed its Class B common shares on the NYSE-Amex, in connection with its initial public offering of 2.2 million Class B common shares which resulted in $23.0 million in net offering proceeds to Whitestone, and Whitestone contributed the proceeds to us in exchange for 2.2 million OP units. As of September 30, 2010, Whitestone had 3,471,201 Class A common shares and 2,200,000 Class B common shares outstanding, and we had 1,814,569 OP Units outstanding to limited partners.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Distributions. The following table summarizes the cash distributions paid to holders of OP units for the four quarters of 2009 and the first three quarters of 2010.

Total Dividends and Distributions Paid
Amount Per OP Unit	Quarter Paid	Total Amount (in thousands)

$ 0.3375	03/31/2009	$ 1,687
0.3375	06/30/2009	1,694
0.3375	09/30/2009	1,772
0.3375	12/31/2009	1,773

0.3375	03/31/2010	1,773
0.3375	06/30/2010	1,785
0.2850	09/30/2010	1,718

Dividend reinvestment plan.  Whitestone’s dividend reinvestment plan allowed its shareholders to elect to have dividends from their Class A common shares reinvested in additional Class A common shares.  The purchase price per common share under its dividend reinvestment plan was $9.50.  On March 27, 2007, Whitestone gave the required ten day notice to participants informing them that they intended to terminate the dividend reinvestment plan.  As a result, the dividend reinvestment plan terminated on April 6, 2007.  Common shares issued under the dividend reinvestment plan were registered on Whitestone’s Registration Statement on Form S-11 originally filed with the SEC on December 31, 2003 (File No. 333-111674), as amended.  Whitestone did not amend or supplement its Registration Statement following its change in management on October 2, 2006, and the events that occurred thereafter.  As a result, Whitestone’s shareholders that received approximately 64,000 Class A common shares issued under the dividend reinvestment plan on or after that date could have been entitled to rescission rights.  These rights would have entitled Whitestone’s shareholders to recovery of their purchase price less any income received on their shares.  The rescission rights on those 64,000 Class A common shares lapsed, and we reclassified approximately $606,000 from accounts payable and accrued expenses to General Partner’s Capital on our Consolidated Balance Sheets for the period ended September 30, 2010.

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

Hurricane Ike.  In September 2008, Hurricane Ike caused minor to moderate harm to our 31 properties in Houston, ranging from broken signage to uprooted landscaping; other properties had more significant issues, such as damaged roofing and exterior siding.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million.  As of September 30, 2010, we have a remaining accrual of $1.4 million in expenses representing the cost to complete the remaining repairs.  A portion of the $1.4 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.

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
September 30, 2010
(Unaudited)

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

10.  Incentive Share Plan

On July 29, 2008, Whitestone’s shareholders approved Whitestone’s 2008 Plan which provides that awards may be made with respect to its Class A common shares or OP units, which may be converted into Class A common shares of Whitestone. The 2008 Plan authorizes awards in respect of an aggregate of 721,480 Class A common shares.  The maximum aggregate number of Class A common shares that may be issued under the 2008 Plan will be increased upon each issuance of Class A common shares by Whitestone (including issuances pursuant to the 2008 Plan) so that at any time the maximum number of shares that may be issued under the 2008 Plan shall equal to 12.5% of the aggregate number of Class A common shares of Whitestone and OP units issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).  Whitestone intends to amend the 2008 Plan to allow for awards of Class B common shares.

The Compensation Committee of Whitestone’s Board administers the 2008 Plan, except awards to non-employee trustees, which are administered by Whitestone’s Board of Trustees. Whitestone’s Compensation Committee is authorized to grant stock options, including both incentive stock options and non-qualified stock options, as well as stock appreciation rights, either with or without a related option. The Committee is also authorized to grant restricted Class A common shares, restricted Class A common share units, performance awards and other share-based awards.

On January 6, 2009, the Compensation Committee, pursuant to the Plan, granted to certain of Whitestone’s officers restricted Class A common shares and restricted Class A common share units subject to certain restrictions.  The restricted Class A common shares and restricted Class A common share units will vest based on certain performance goals (as specified in the award agreement).  The grantee is the record owner of the restricted Class A common shares and has all rights of a shareholder with respect to the restricted Class A common shares, including the right to vote the restricted Class A common shares and to receive dividends and distributions with respect to the restricted Class A common shares.  The grantee has no rights of a shareholder with respect to the restricted Class A common share units, including no right to vote the restricted Class A common share units and no right to receive current dividends and distributions with respect to the restricted Class A common share units until the restricted Class A common share units are fully vested and convertible to Class A common shares of Whitestone.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

A summary of the share-based incentive plan activity as of and for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2009	588,564	$12.39
Granted	31,858	14.09
Vested	(55,699)	12.48
Forfeited	(41,476)	12.55
Non-vested at September 30, 2010	523,247	$12.48
Available for grant at September 30, 2010	158,723

Total compensation recognized in earnings for share-based payments for the three months ended September 30, 2010 and 2009 was $0.1 million and $0.2 million, respectively, and total compensation recognized in earnings for share-based payments for the nine months ended September 30, 2010 and 2009 was $0.2 million and $0.7 million, respectively.

Total compensation recognized in earnings for share-based payments for the year ended December 31, 2009 was $1.0 million, which represented achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the next performance-based target.  Should we increase our asset base, we may achieve the next performance-based target.  As a result, as of September 30, 2010, there was no unrecognized compensation cost related to outstanding nonvested performance-based shares based on management’s current estimates.

As of September 30, 2010, there were 15,373 outstanding nonvested time-based Class A common shares with a weighted average grant date fair value of $15.45 per share, resulting in total unrecognized compensation cost of $0.2 million, which is expected to be recognized over a weighted-average period of approximately three years.  The fair value of the shares granted was determined based on observable market transactions occurring near the date of the grants.

11.  Grants to Trustees

On March 25, 2009, each of Whitestone’s five independent trustees was granted 1,667 restricted Class A common shares which vest in equal installments in 2010, 2011, and 2012.  During the nine months ended September 30, 2010, 3,891 of these restricted Class A common shares vested.  These restricted Class A common shares were granted pursuant to individual grant agreements and were not pursuant to the 2008 Plan.

The 8,333 shares granted to Whitestone’s five independent trustees had a weighted average grant date fair value of $14.81 per share, resulting in total unrecognized compensation cost of approximately $49,000 as of September 30, 2010, which is expected to be recognized over a weighted-average period of approximately two years.  The fair value of the shares granted during 2009 was determined based on observable market transactions occurring near the date of the grants.

12.  Segment Information

Historically, our management has not differentiated results of operations by property type or location and therefore does not present segment information.

13.  Related Party Transactions

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Spoerlein Commons Acquisition

On January 16, 2009, we acquired Spoerlein Commons, a property located in Buffalo Grove, Illinois pursuant to the terms and conditions of the purchase, sale and contribution agreement dated December 18, 2008, between the Partnership and Bank One Chicago, NA as trustee under a trust agreement dated January 29, 1986 (the “Seller”).  Midwest Development Venture IV (“Midwest”) is the sole beneficiary of the Seller under the Trust Agreement.

An independent appraiser valued Spoerlein Commons for $9.6 million.  In exchange for this property, the Partnership paid the Seller $5.5 million, received credit for net prorations of $0.3 million and issued 234,637 OP units, valued at $15.45 per unit by an independent appraiser, or an aggregate of $3.6 million, for a total purchase price of $9.4 million.

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

The OP units received by Midwest were convertible on a one-for-one basis into cash or, at Whitestone’s option, Whitestone’s Class A common shares at any time after July 1, 2009 in accordance with the terms of the partnership agreement.  The Seller was not entitled to any distributions with respect to the OP units prior to June 30, 2009.  The results of Spoerlein Commons are included in our consolidated financial statements as of the date of the acquisition.

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

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

14.  Real Estate

      As of September 30, 2010, we owned 37 commercial properties in the Houston, Dallas, San Antonio, Phoenix and Chicago areas comprising approximately 3.0 million square feet of total leasable area.

In September 2010, we acquired a property that meets our Community Centered Property strategy, containing 28,547 leasable square feet located in Scottsdale, Arizona, for approximately $2.2 million in cash and net prorations.  The property, The Citadel, is a Class A community center and is strategically located at a prime intersection at Pinnacle Peak and Pima Roads.

15.  Subsequent Events

 Sunnyslope Village Acquisition

      On November 1, 2010, we acquired a property that meets our Community Centered Property strategy, containing 111,227 leasable square feet located in Phoenix, Arizona, for approximately $6.4 million in cash and net prorations.  Sunnyslope Village is located across from John C. Lincoln Hospital, the major employer in the area, and is within one quarter of a mile of Sunnyslope High School.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report on Form 10-Q (the “Report”).  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report and the notes to the consolidated financial statements included on our Form 10 previously filed with the SEC.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	the imposition of federal taxes if Whitestone fails to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	inability to obtain necessary outside financing;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

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

As of September 30, 2010, we had a total of 770 tenants.  We have a diversified tenant base with our largest tenant comprising only 2.3% of our total revenues for the nine months ended September 30, 2010.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 235 new and renewal leases during the nine months ended September 30, 2010 totaling approximately 535,000 square feet and $20.9 million in total lease value.  This compares to 196 new and renewal leases totaling approximately 500,000 square feet and approximately $18.3 million in total lease value during the same period in 2009.

On August 24, 2010, Whitestone amended its declaration of trust to (i) change the name of all of its common shares of beneficial interest, par value $0.001 to “Class A common shares,” (the “Class A common shares”) (ii) effect a 1-for-3 reverse share split of its Class A common shares and (iii) change the par value of its Class A common shares to $0.001 per share after the reverse share split.  Also, on August 24, 2010, Whitestone effected a 1-for-3 reverse share split of our OP units in accordance with the terms of the limited partnership agreement.  All prior period share, per share, OP unit and per OP unit amounts have been retroactively restated to reflect the reverse share split.  In addition, Whitestone created a new class of common shares of beneficial interest, par value $0.001, entitled “Class B common shares” (the “Class B common shares” and together with the Class A common shares, the “Common Shares”).  The rights of the Class A common shareholders did not change with the change in the title of the class.  Each Class B common share has the following rights:

•	the right to vote together with Class A common shareholders on all matters submitted to the Company’s shareholders;

•	one vote on all matters voted upon by the Company’s shareholders;

•	the right to receive dividends equal to any dividends declared on the Class A common shares; and

•	liquidation rights equal to the liquidation rights of each Class A Common Share.

On August 25, 2010, Whitestone listed its Class B common shares on the NYSE-Amex, in connection with its initial public offering of 2.2 million Class B common shares which resulted in $23.0 million in net offering proceeds to Whitestone, and Whitestone contributed the proceeds to us in exchange for 2.2 million OP units.  As of September 30, 2010, Whitestone had 3,471,201 Class A

common shares and 2,200,000 Class B common shares outstanding, and we had 1,814,569 OP units outstanding to limited partners.

As of September 30, 2010, we had no employees and Whitestone employed 50 full-time employees.  As an internally managed REIT, Whitestone bears its own expenses of operations, including the salaries, benefits and other compensation of its employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.  As the management and employees of Whitestone work for the benefit of the Operating Partnership, the costs and expenses of Whitestone have been presented in this Report in a manner consistent with Whitestone’s presentation in its Form 10-Q for the period ended September 30, 2010.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties.  We had rental income and tenant reimbursements of approximately $7.9 million for the three months ended September 30, 2010 as compared to $8.5 million for the three months ended September 30, 2009, a decrease of $0.6 million, or 7%.  Revenue for the three months ended September 30, 2009 included approximately $0.4 million in business interruption revenue that was not repeated during 2010.  The remaining decrease in revenue for the three months ended September 30, 2010 is due to lower tenant reimbursement revenue.  Rental income and tenant reimbursements for the nine months ended September 30, 2010 and 2009 were approximately $23.5 million and $24.7 million, respectively, a decrease of $1.2 million, or 5%.  The decrease in revenue is primarily attributable to $0.6 million in lower tenant reimbursements, $0.5 million in business interruption revenue in 2009 that was not repeated in 2010 and $0.1 million in lower rents.  The business interruption revenue in 2009 was recovered as part of our Hurricane Ike claim, and the lower tenant reimbursement revenues are the result of lower property expenses in 2010 than in 2009.  Our occupancy rate was 83% as of  September 30, 2010 and 82% as of September 20, 2009.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties. We also expect modest continued improvement in the overall economy in Houston to provide slight increases in occupancy at certain of our properties, which should also increase rental income.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases.  As of September 30, 2010, approximately 38% of our gross leasable square footage is subject to leases that expire prior to December 31, 2012.  We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  While our early renewal program and other leasing and marketing efforts target these expiring leases, and while we hope to re-lease most of that space prior to expiration of the leases at rates comparable to or slightly in excess of the current rates, market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally could adversely impact our renewal rate and/or the rental rates we are able to negotiate.  If any of these risks materialize, our cash flow and ability to pay dividends could be adversely affected.

Acquisitions

We expect to actively seek acquisitions in the foreseeable future. As of September 30, 2010, we owned and operated 37 Community Centered properties consisting of:

•	Nineteen retail centers containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $71.7 million;

•	Seven office building centers containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $45.0 million; and

•	Eleven office/flex centers containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $42.0 million.

We intend to aggressively source additional acquisition opportunities that meet our investment criteria in all our markets.

Property Acquisitions

We seek to acquire commercial properties in high-growth markets, which we define in terms of population growth. Our acquisition targets are properties that fit our Community Centered Properties strategy.  We define Community Centered Properties as visibly located properties in established or developing, culturally diverse neighborhoods in our target markets, primarily in and around Phoenix, Chicago, Dallas, San Antonio and Houston.  We market, lease, and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

In September 2010, we acquired a property that meets our Community Centered Property strategy, containing 28,547 leasable square feet located in Scottsdale, Arizona for approximately $2.2 million in cash and net prorations.  The property, The Citadel, a Class A community center, is strategically located at a prime intersection at Pinnacle Peak and Pima Roads

In January 2009, we acquired a property that meets our Community Centered Property strategy, containing 41,396 leasable square feet located in Buffalo Grove, Illinois for approximately $9.4 million, including cash of $5.5 million, issuance of 234,637 units of limited partnership interest in the Partnership (“OP units”) valued at approximately $3.6 million and credit for net prorations of $0.3 million.  The property, Spoerlein Commons, is a two-story complex of retail, medical and professional office tenants.  We acquired the property from Midwest Development Venture IV (“MDV IV”), an Illinois limited partnership controlled by James C. Mastandrea, our Chairman, President and Chief Executive Officer.  Because of Mr. Mastandrea’s relationship with the seller, a special committee consisting solely of Whitestone’s independent trustees, negotiated the terms of the transaction, which included the use of an independent appraiser to value the property.  The independent appraiser valued the property at $9.6 million.

In October 2007, we acquired a property that meets our Community Centered Property strategy, containing 33,400 leasable square feet in the Phoenix, Arizona metropolitan area, for approximately $8.3 million.  The property, Pima Norte, is a one-story and two-story class “A” professional, executive and medical office building.  We began leasing Pima Norte during 2008.  Since we acquired the property in 2007, we have invested approximately $0.8 million to complete the build-out of one of the buildings and have capitalized approximately $0.5 million in interest cost, resulting in the total investment through September 30, 2010 of approximately $9.8 million.

Critical Accounting Policies

In preparing the unaudited consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Form 10 as previously filed with the SEC, under the section titled “Summary of Critical Accounting Policies” within Item 2. Financial Information.  There have been no significant changes to these policies during the first nine months of 2010.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the unaudited consolidated financial statements.

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2010 and 2009

The following tables provide a general comparison of our results of operations for the three months ended September 30, 2010 and 2009 (in thousands, except for number of properties, aggregate gross leasable area and per OP unit data):

	Three Months Ended September 30,
	2010	2009

Number of properties owned and operated	37	36
Aggregate gross leasable area (sq. ft) (1)	3,042,811	3,039,300
Ending occupancy rate – operating portfolio (2)	83%	82%
Ending occupancy rate – all properties	82%	82%

Total property revenues	$7,933	$8,484
Total property expenses	3,083	3,264
Total other expenses	4,487	4,230
Provision for income taxes	57	55
Loss on disposal of assets	72	5
Net income	$234	$930

Funds from operations (3)	$2,007	$2,527
Distributions paid on OP Units	1,718	1,772
Per OP Unit	$0.2850	$0.3375
Distributions paid as a % of funds from operations	86%	70%
_____________________
(1) During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, and they are no longer included in the gross leasable area.

(2) Excludes new acquisitions, through the earlier of (i) attainment of 90% occupancy or 18 months of ownership, and (ii) properties which are undergoing significant redevelopment or re-tenanting.

(3) For a reconciliation of funds from operations to net income, see Funds From Operations below.

Property revenues.  We had rental income and tenant reimbursements of approximately $7.9 million for the three months ended September 30, 2010 as compared to $8.5 million for the three months ended September 30, 2009, a decrease of $0.6 million, or 7%.  Revenue for the three months ended September 30, 2009 included approximately $0.4 million in business interruption revenue that was recovered as part of our insurance claims caused by Hurricane Ike and that was not repeated during 2010.  The remaining decrease in revenue for the three months ended September 30, 2010 was due to lower tenant reimbursement revenue.

Property expenses.  Our property expenses were $3.1 million for the three months ended September 30, 2010, as compared to $3.3 million for the three months ended September 30, 2009, a decrease of $0.2 million, or 6%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Three Months Ended September 30,
	2010	2009

Real estate taxes	$956	$1,115
Utilities	576	630
Contract services	515	499
Repairs and maintenance	374	254
Bad debt	137	339
Labor and other	525	427
Total property expenses	$3,083	$3,264

Real estate taxes.  Real estate taxes decreased $159,000, or 14%, during the three months ended September 30, 2010 as compared to the same period in 2009, primarily as a result of lower valuations by the various county appraisal districts.  In 2010, primarily as a result of Whitestone’s formal protests of assessed values, the various appraisal districts have agreed to lower valuations and resulting taxes by significant amounts.  We actively work to keep our valuations and resulting taxes as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities.  Utilities decreased $54,000, or 9%, during the three months ended September 30, 2010 as compared to the same period in 2009.  The decrease in utility expenses is primarily attributed to the electricity usage of our six office buildings in Texas which were charged at a lower rate per kilowatt hour during 2010 due to our new contracts with our electricity provider for lower fixed rates.

Repairs and Maintenance.  Repairs and maintenance increased $120,000, or 47%, during 2010 as compared to the same period in 2009, and are primarily attributable to scheduled parking lot repairs that occurred in the third quarter.

Bad debt.  Bad debt for the three months ended September 30, 2010 decreased $202,000, or 60%, as compared to the same period in 2009.  We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $98,000, or 23%, in labor and other during 2010 are the result of the internalization of many maintenance functions and increased focus on tenant service and property conditions by property management personnel.  We have been able to accomplish a greater focus on tenant service and property conditions as a result of realignment of duties and reductions in administrative duties required of these individuals.  This decrease in administrative duties is a result of improvements in systems, processes and reporting.

Other expenses.  Our other expenses were $4.5 million for the three months ended September 30, 2010, as compared to $4.2 million for the three months ended September 30, 2009, an increase of approximately $0.3 million, or 7%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Three Months Ended September 30,
	2010	2009

General and administrative	$1,263	$1,549
Depreciation and amortization	1,830	1,741
Involuntary conversion	-	(489)
Interest expense	1,401	1,437
Interest income	(7)	(8)
Total other expenses	$4,487	$4,230

General and administrative.  General and administrative expenses decreased approximately $286,000 or 18% for the three months ended September 30, 2010 compared to the same period in 2009.  Whitestone’s share-based compensation expense decreased approximately $171,000 during 2010.  The majority of Whitestone’s share-based compensation recognized during 2009 represented the achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the second performance-based target and expects Whitestone’s share-based compensation to be significantly lower during 2010 than 2009.  Should we increase our asset base, Whitestone may achieve the next performance-based target and begin expensing the shares expected to vest upon the achievement of the second target.

Salaries and benefits, excluding share-based compensation, were approximately $85,000 less during the three months ended September 30, 2010 than during the same period in 2009, primarily as a result of lower headcount and company wide salary reductions taken in October 2009.  Additionally, our allocation of internal labor to properties increased $130,000 in 2010, reducing general and administrative expense and increasing property expenses.  Property management personnel have been able to achieve a greater focus on tenant service and property conditions because much of their administrative burden was removed by realignment of duties and system and process improvements.  Other general and administrative expenses increased $71,000.  Legal expenses were the largest component of the increase.

Involuntary conversion.  Involuntary conversion gain of $489,000 during 2009 represents the September 30, 2009 estimate of insurance proceeds and costs associated with Hurricane Ike.  As of September 30, 2010, we have accrued $1.4 million in expenses representing the cost to complete the remaining repairs.  A portion of the $1.4 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million, and the full impact of the settlement was not known or included in the September 30, 2009 involuntary conversion gain.

Interest expense.  Interest expense for the three months ended September 30, 2010 was $1,401,000, a decrease of $36,000, or 3%, from 2009.  A decrease in the average outstanding note payable balance of $4,183,000 accounted for approximately $57,000 in decreased interest expense during 2010, while a higher effective per annum interest rate (excluding loan fee amortization) of 5.5% in 2010 as compared to 5.4% in 2009 accounted for approximately $21,000 in increased interest expense.

Results of Operations

Comparison of the Nine Month Periods Ended September 30, 2010 and 2009

The following tables provide a general comparison of our results of operations for the nine months ended September 30, 2010 and 2009 (in thousands, except for number of properties, aggregate gross leasable area and per OP unit data):

	Nine Months Ended September 30,
	2010	2009

Number of properties owned and operated	37	36
Aggregate gross leasable area (sq. ft) (1)	3,042,811	3,039,300
Ending occupancy rate – operating portfolio (2)	83%	82%
Ending occupancy rate – all properties	82%	82%

Total property revenues	$23,474	$24,731
Total property expenses	9,075	9,769
Total other expenses	13,249	13,768
Provision for income taxes	213	166
Loss on disposal of assets	113	58
Net income	$824	$970

Funds from operations (3)	$5,867	$5,716
Distributions paid on OP Units	5,276	5,153
Per OP Unit	$0.9600	$1.0125
Distributions paid as a % of funds from operations	90%	90%

_____________________
(1) During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, and they are no longer included in the gross leasable area.

(2) Excludes new acquisitions, through the earlier of (i) attainment of 90% occupancy or 18 months of ownership, and (ii) properties which are undergoing significant redevelopment or re-tenanting.

(3) For a reconciliation of funds from operations to net income, see Funds From Operations below.

Property revenues.  Rental income and tenant reimbursements for the nine months ended September 30, 2010 and 2009 were approximately $23.5 million and $24.7 million, respectively, a decrease of $1.2 million, or 5%.  The decrease in revenue is primarily attributable to $0.6 million in lower tenant reimbursements, $0.5 million in business interruption revenue in 2009 that was not repeated in 2010 and $0.1 million in lower rents.  The business interruption revenue in 2009 was recovered as part of our Hurricane Ike claim, and the lower tenant reimbursement revenues are the result of lower property expenses in 2010 than in 2009.

Property expenses.  Our property expenses were $9.1 million for the nine months ended September 30, 2010, as compared to $9.8 million for the nine months ended September 30, 2009, a decrease of $0.7 million, or 7%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2010	2009

Real estate taxes	$3,002	$3,227
Utilities	1,712	1,856
Contract services	1,588	1,590
Repairs and maintenance	916	1,005
Bad debt	357	803
Labor and other	1,500	1,288
Total property expenses	$9,075	$9,769

Real estate taxes.  Real estate taxes decreased $225,000, or 7%, during the first nine months of 2010, primarily as a result of lower valuations by the various county appraisal districts.  In 2010, primarily as a result of Whitestone’s formal protests of assessed values, the various appraisal districts have agreed to lower valuations and resulting taxes by significant amounts.  We actively work to keep our valuations and resulting taxes as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities.  Utilities decreased $144,000, or 8%, during the nine months ended September 30, 2010 as compared to the same period in 2009.  The decrease in utility expenses is primarily attributable to the electricity usage of our six office buildings in Texas which were charged at a lower rate per kilowatt hour during 2010 due to our new contracts with our electricity provider for lower fixed rates.

Repairs and Maintenance.  Repairs and maintenance decreased $89,000, or 9%, during the nine months ended September 30, 2010 as compared to the same period in 2009 and are primarily attributable to decreases in roofing repairs and electrical and lighting repair costs and the internalization of many maintenance functions.

Bad debt.  Bad debt for the nine months ended September 30, 2010 decreased $446,000, or 56%, as compared to the same period in 2009.  The decrease in bad debt is primarily attributable to settlements with a small number of tenants that carried large past due accounts receivable balances during the first quarter of 2010.  The settlements resulted in recoveries of accounts receivable balances on which we previously recorded allowances for bad debt, resulting in decreased bad debt expense in 2010.  The settlements also provided for partial reversals of late fees when certain payment arrangement milestones were met, resulting in decreased late fee revenues and bad debt expense in 2010.  We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $212,000, or 16%, in labor and other during the nine months ended September 30, 2010 as compared to the same period in 2009 are primarily the result of the internalization of many maintenance functions and increased focus on tenant service and property conditions by property management personnel.  We have been able to accomplish a greater focus on tenant service and property conditions as a result of realignment of duties and reductions in administrative duties required of these individuals.  This decrease in administrative duties is a result of improvements in systems, processes and reporting.

Other expenses.  Our other expenses were $13.2 million for the nine months ended September 30, 2010, as compared to $13.8 million for the nine months ended September 30, 2009, a decrease of approximately $0.6 million, or 4%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2010	2009

General and administrative	$3,735	$4,603
Depreciation and amortization	5,323	5,159
Involuntary conversion	-	(299)
Interest expense	4,210	4,335
Interest income	(19)	(30)
Total other expenses	$13,249	$13,768

General and administrative. General and administrative expenses decreased approximately $868,000 or 19% for the nine months ended September 30, 2010 compared to the same period in 2009.  Whitestone’s share-based compensation expense decreased approximately $526,000 during 2010.  The majority of share-based compensation recognized during 2009 represented the achievement of the first performance-based target.  With our current asset base, management does not expect to achieve the second performance-based target and expects share-based compensation to be significantly lower during 2010 than 2009.  Should we increase our asset base, Whitestone may achieve the next performance-based target and begin expensing the shares expected to vest upon the achievement of the second target.

Salaries and benefits, excluding share-based compensation, were approximately $248,000 less during the nine months ended September 30, 2010 than during the same period in 2009, primarily as a result of lower headcount and company wide salary reductions taken in October 2009.  Additionally, our allocation of internal labor to properties increased $335,000 in 2010, reducing general and administrative expense and increasing property expenses.  Property management personnel have been able to achieve a greater focus on tenant service and property conditions because much of their administrative burden was removed by realignment of duties and system and process improvements.  Other general and administrative expenses increased $241,000 and were primarily comprised of professional fees.

Involuntary conversion.  Involuntary conversion gain of $299,000 during 2009 represents the September 30, 2009 estimate of insurance proceeds and costs associated with Hurricane Ike.  As of September 30, 2010, we have accrued $1.4 million in expenses representing the cost to complete the remaining repairs.  A portion of the $1.4 million accrual is estimated and is sensitive to the scope requirements of our lenders and labor and material cost of our vendors.  We completed a settlement of our insurance claims during the third quarter of 2009 for $7.0 million, and the full impact of the settlement was not known or included in the September 30, 2009 involuntary conversion.

Interest expense.  Interest expense for the nine months ended September 30, 2010 was $4,210,000, a decrease of $125,000, or 3%, for the same period in 2009.  A decrease in the average outstanding note payable balance of $3,753,000 accounted for approximately $154,000 in decreased interest expense during 2010, while a higher effective per annum interest rate (excluding loan fee amortization) of 5.52% in 2010 as compared to 5.48% in 2009 accounted for approximately $29,000 in increases to interest expense.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) as net income (loss) available to common shareholders computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  Management calculates FFO in a manner consistent with the NAREIT definition.

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

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$234	$930	$824	$970
Depreciation and amortization of real estate assets	1,701	1,592	4,930	4,688
Loss on disposal of assets	72	5	113	58
FFO	$2,007	$2,527	$5,867	$5,716

Liquidity and Capital Resources

Overview

Our primary liquidity demands are distributions to the holders of our OP units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.

Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuances of notes payable, sales of Whitestone’s common shares, sales of OP units, sales of underperforming properties and other financing opportunities including issuances of Whitestone’s equity and debt financing.  We expect that our rental income will increase as we acquire additional properties, subsequently increasing our cash flows generated from operating activities.  We intend to acquire such additional properties through issuance of Whitestone’s equity, including Whitestone’s recent initial public offering of their Class B common shares, and through debt financing.

Our capital structure includes non-recourse secured debt that we originated on certain properties.  We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

During the nine months ended September 30, 2010, our cash provided from operating activities was $8.4 million and our total distributions were $5.3 million.  Therefore we had cash provided from operating activities in excess of distributions of approximately $3.1 million.  Should we be unable to pay distributions entirely out of our cash flow from operations, we may use cash on-hand, borrowings under any lines of credit available to us at the time or other bank debt and proceeds from notes payable.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $26.6 million as of September 30, 2010, as compared to $6.3 million on December 31, 2009.  The increase of $20.3 million was primarily the result of the following:

Sources of Cash

•	Cash provided from operations of $8.4 million;

•	Proceeds from notes payable, net of loan origination costs of $1.3 million;

•	Proceeds from Whitestone’s issuance of Class B common shares of $23.0 million which were contributed to us in exchange for 2.2 million OP units;

Uses of Cash

•	Payment of distributions of $5.3 million to holders of OP units;

•	Principal payments on loans of $2.2 million;

•	Whitestone’s repurchase of Class A common shares of $0.2 million;

•	Improvements to real estate of $2.5 million; and

•	Acquisition of real estate of $2.2 million.

We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	September 30, 2010	December 31, 2009

Fixed rate notes:
$10.0 million 6.04% Note, due 2014	$9,539	$9,646
$1.5 million 6.50% Note, due 2014	1,500	-
$11.2 million 6.52% Note, due 2015	10,942	11,043
$21.4 million 6.53% Notes, due 2013	20,290	20,721
$24.5 million 6.56% Note, due 2013	24,134	24,435
$9.9 million 6.63% Notes, due 2014	9,565	9,757
$0.5 million 3.25% Note, due 2010	145	-
$0.5 million 5.05% Note, due 2010	-	52

Floating rate note:
$26.9 million LIBOR + 2.60% Note, due 2013	25,552	26,128

Total	$101,667	$101,782

As of September 30, 2010, we had $101.5 million in notes secured by 23 properties with a carrying value of $110.1 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and assignment of certain rents and leases associated with those properties.  As of September 30, 2010, we are in compliance with all loan covenants.

On September 10, 2010, we executed a promissory note (the "Promissory Note") in the amount of $1.5 million (the "New Loan") payable to MidFirst Bank, a federally chartered savings association (the "Lender"), with an applicable interest rate of 6.5% per annum.  Monthly payments of $10,128 become due beginning November 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014.  The Promissory Note is secured by a second lien deed of trust on our retail facility, Windsor Park, located in Windcrest, Texas, a first lien deed of trust on our Brookhill office/flex building located in Houston, Texas and a first lien deed of trust on our Zeta office building located in Houston, Texas. The funds from the Promissory Note will be used for capital improvements to Windsor Park (the "Construction").

The loan documents executed in connection with the Promissory Note (the "Loan Documents") include a Limited Guaranty by us of the Promissory Note until the Windsor Park Construction is completed.  Following this event, we will remain liable for the deficiency, if any, following a foreclosure of property securing the Promissory Note; provided that upon the occurrence of certain "Full Recourse Events" defined in the Loan Documents, our obligations shall convert to a full guarantee of the New Loan.

In connection with the Promissory Note, the Loan Documents also provide for a modification of our existing loan with the Lender in the amount of $10,000,000 (the "Existing Loan").  The Loan Documents provide that the promissory note executed in connection with the Existing Loan is modified to be secured, in part, by second liens on the Brookhill and Zeta Buildings, as well as certain other modifications for the purpose of cross collateralizing and cross-defaulting the two loans.  The Existing Loan is also modified by that certain Modification of Promissory Note which provides that payments of $61,773 are due beginning October 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014.  Finally, the Loan Documents include a Modification of Limited Guaranty which provides that the Limited Guaranty executed in connection with the Existing Loan is only for the deficiency, if any, following the foreclosure of property securing the Existing Loan; provided that upon the occurrence of certain "Full Recourse Events" defined in the Modification of Limited Guaranty, our obligations shall convert to a full guarantee of the Existing Loan.

Annual maturities of notes payable as of September 30, 2010, are due as set forth below (in thousands):

Year	Amount Due (in thousands)

2010	$735
2011	2,444
2012	2,578
2013	66,426
2014	19,215
2015 and thereafter	10,269
Total	$101,667

Capital Expenditures

We continually evaluate our properties’ performance and value.  We may determine it is in our limited partners’ best interest to invest capital in properties we believe have potential for increasing value.  We also may have unexpected capital expenditures or improvements for our existing assets.  Additionally, we intend to continue investing in similar properties outside of Texas in cities with exceptional demographics to diversify market risk, and we may incur significant capital expenditures or make improvements in connection with any properties we may acquire.

Distributions

The following distributions for OP units were paid or declared payable during the nine months ended Septmeber 30, 2010 and the year ended December 31, 2009 (in thousands):

Period	2010 Status	2010 Amount	Per Op Unit	2009 Amount	Per Op Unit

January – March	Paid	$1,773	$0.3375	$1,687	$0.3375
April - June	Paid	1,785	0.3375	1,694	0.3375
July – September	Paid	1,718	0.2850	1,772	0.3375
October – December	Payable	2,133	0.2850	1,772	0.3375

Effective with the second quarter of 2010, we lowered our quarterly distribution rate to $0.0950 per OP unit.

Taxes

We intend to be classified as a partnership under Subchapter K of the Code for federal income tax purposes and therefore do not expect to be subject to federal income tax.  As long as we qualify as a partnership for federal income tax purposes, our partners will be required to recognize their allocable share of our income, gain, deduction and loss in computing their federal income tax liabilities.  If we become a “publicly traded partnership” and our taxable income does not substantially consist of specified types of passive income, we will be treated as an association taxable as a corporation (rather than as partnerships) for federal income tax purposes.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of September 30, 2010 and December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates.  Market risk is the risk of loss arising from adverse changes in market prices and interest rates.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk.  We will be exposed to changes in interest rates as a result of our financial instruments consisting of loans that have floating interest rates.  As of September 30, 2010, we had $25.6 million of loans, or about 25% of our debt, with floating interest rates.  All of our financial instruments were entered into for other than trading purposes.  As of September 30, 2010, we did not have a fixed rate hedge in place, leaving $25.6 million subject to interest rate fluctuations.  The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of annual net income of approximately $0.3 million, respectively.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of its principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the  information required to be disclosed in our filings under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT’s management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, Whitestone’s principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The majority of our assets and revenues are currently derived from properties located in the Houston metropolitan area. As of September 30, 2010, we had 78% of our gross leasable square feet in Houston. Our results of operations are directly contingent on our ability to attract financially sound commercial tenants. A significant economic downturn may adversely impact our ability to locate and retain financially sound tenants and could have an adverse impact on our tenants’ revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the lack of geographic diversity among our current assets, if the Houston metropolitan area experiences an economic downturn, our operations and ability to pay distributions to our partners could be adversely impacted.

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

The nature of our business model warrants shorter term leases to smaller, non-national tenants, and substantially all of our revenues consist of base rents received under these leases.  As of September 30, 2010, approximately 38% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2012, which includes our largest tenant, which accounted for less than 3% of our total revenues for the three months ended September 30, 2010. We are subject to the risk that:

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

We may incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. As of September 30, 2010, we had approximately $101.5 million of mortgage debt secured by 23 of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to partners may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our partners will be adversely affected. For more discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Whitestone recently discovered that it may have inadvertently failed the quarterly 5% asset test applicable to REITs for the quarter ended March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank. If this investment in a commercial paper investment account is not treated as cash, and is instead treated as a security for purposes of the quarterly 5% asset test applicable to REITs, then Whitestone failed the 5% asset test for the first quarter of its 2009 taxable year.

The Code provides that a REIT will not lose its REIT qualification for failing the 5% asset test for a given quarter if (i) the REIT files a disclosure schedule with the IRS describing the assets causing the failure, (ii) such failure was due to reasonable cause and not due to willful neglect and (iii) the REIT disposes of the assets causing the failure of the 5% asset test, or otherwise meets such test, within 6 months following the end of the quarter in which the REIT identifies the failure.  Whitestone filed a disclosure schedule with the IRS describing the assets causing the potential failure of the 5% asset test for the quarter ended March 31, 2009 and met the 5% asset test within 6 months following the end the quarter in which it identified the potential failure.

Subsequent to the filing of the disclosure schedule, Bass, Berry & Sims PLC, as counsel to Whitestone, issued an unqualified opinion that Whitestone qualified as a REIT for its taxable years ended December 31, 2006 through December 31, 2009, and such opinion was filed with the SEC as an exhibit to Whitestone’s registration statement on Form S-11.  The unqualified tax opinion of Bass, Berry & Sims PLC is not binding on the IRS or the courts, and if the IRS were to assert that Whitestone failed the 5% asset test for the quarter ended March 31, 2009 and that such failure was not due to reasonable cause, and the courts were to sustain that position, Whitestone’s status as a REIT would terminate as of December 31, 2008. Consequently, Whitestone would be subject to federal income tax on its taxable income at regular corporate rates, and its cash available for distributions to shareholders would be reduced. Moreover, Whitestone would not be eligible to again elect REIT status until its 2014 taxable year.

If Whitestone’s REIT status is terminated, Whitestone, as our sole general partner, may cause us to borrow funds or dispose of otherwise attractive investments to enable Whitestone to pay corporate-level taxes even if Whitestone’s management believes that the then prevailing market conditions generally are not favorable for borrowings or dispositions or that borrowings or dispositions would not be advisable in the absence of Whitestone’s tax considerations.  These actions could have the effect of reducing our income and amounts available for distribution to our partners.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)  Not applicable.

(c)  During the period covered by this Form 10-Q, we did not repurchase any of our OP units.

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

Whitestone REIT Operating Partnership, L.P.
(Registrant)

By: Whitestone REIT, its General Partner

Date: November 15, 2010	/s/ David K. Holeman
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

3.3	Amended and Restated Declaration of Trust of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to Whitestone’s Current Report on Form 8-K, filed on July 31, 2008)

3.4	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3(i).1 to Whitestone’s Current Report on Form 8-K, filed December 6, 2006)

3.5	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.1 to the Whitestone’s Current Report on Form 8-K, filed on August 24, 2010)

3.6	Articles of Amendment (previously filed as and incorporated by reference to Exhibit 3.2 to the Whitestone’s Current Report on Form 8-K, filed on August 24, 2010)

3.7	Articles Supplementary (previously filed as and incorporated by reference to Exhibit 3.3 to the Whitestone’s Current Report on Form 8-K, filed on August 24, 2010)

3.8	Amended and Restated Bylaws of Whitestone (previously filed as and incorporated by reference to Exhibit 3.1 to Whitestone’s Current Report on Form 8-K, filed October 9, 2008)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________

*   Filed herewith.
** Furnished herewith.