Form 10-K
period 2010-12-31
Whitestone REIT Operating Partnership, L.P.
filed 2011-03-31
CIK 1490653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-K

[Mark One]
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 000-53966
______________________________

WHITESTONE REIT OPERATING PARTNERSHIP, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0594968
(State or Other Jurisdiction of incorporation or	(I.R.S. Employer
Organization)	Identification No.)

2600 South Gessner, Suite 500 Houston, Texas	77063
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (713) 827-9595
Securities registered pursuant to section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Units of Limited Partnership Interest
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒        Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting shares held by non-affiliates of the Registrant as of June 30, 2010 (the last business day of the Registrant's most recently completed second fiscal quarter) was $24,122,518 assuming a market value of $15.45 per share. There was no established market for the voting and non-voting stock at such date.
As of March 29, 2011, the Registrant had 7,364,913 units of limited partnership interest outstanding.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P.
FORM 10-K
Year Ended December 31, 2010

Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” “the Operating Partnership,” “WROP” and “OP” refer to Whitestone REIT Operating Partnership, L.P., and, unless the context otherwise requires, our direct and indirect subsidiaries. “Whitestone,” “the Trust” and “the General Partner” refer to Whitestone REIT.

Forward-Looking Statements

This Form 10-K contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include:

•	the imposition of federal corporate-level income taxes on our General Partner if it fails to qualify as a REIT in any taxable year or foregoes an opportunity to ensure its REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing our General Partner;

•	adverse economic or real estate developments in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	inability to obtain necessary outside financing;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of this Form 10-K.

PART I

Item 1.  Business.

General

We own and operate commercial properties in culturally diverse markets in major metropolitan areas. We are a subsidiary of Whitestone, and together, our real estate portfolio of 38 properties contains approximately 3.2 million square feet of leasable space, located in Texas, Arizona and Illinois. The portfolio has a gross book value of approximately $205 million and book partners' capital of approximately $84 million as of December 31, 2010.

We were formed under the terms of a limited partnership agreement, or Agreement, dated December 31, 1998 in the state of Delaware under the name Hartman REIT Operating Partnership, and subsequently changed our name to Whitestone REIT Operating Partnership, L.P. on May 17, 2007. We are controlled and managed by Whitestone in its capacity as our sole general partner, owning 100% general partnership interest in us. In addition, Whitestone owned a 75.4% limited partnership interest in us as of December 31, 2010, with the remaining 24.6% limited partnership interest held by other limited partners. On April 24, 2009, as part of a legal settlement agreement between Whitestone and its former CEO, Mr. Allen R. Hartman, and former external advisor, Hartman Management, L.P., approximately 371,843 units of our limited partnership interests, which we call “OP units,” were transferred to approximately 1,000 individuals. These OP units were held by Hartman Income REIT, an affiliate of Hartman Management, L.P., and were distributed to all shareholders of Hartman Income REIT, other than Mr. Hartman. The result of this transfer was the addition of approximately 1,000 limited partners. Prior to this distribution we had approximately 400 limited partners.

All of our limited partners own limited partnership interests in the form of OP units. Each holder of an OP unit has the right to redeem the OP unit for cash (with the amount of cash as the equivalent value of one Whitestone Class A common share) or, at Whitestone’s option, Class A common shares of beneficial ownership in Whitestone at a ratio of one Class A common share for each OP unit redeemed, subject to adjustment for stock splits, recapitalizations and other capital changes affecting Whitestone. Distributions to holders of our OP units, or OP unit holders, receive distributions from us at the same rate per OP unit as dividends per share of Whitestone. On August 24, 2010, Whitestone filed with the State Department of Assessments and Taxation of Maryland (the “SDAT”) amendments to its declaration of trust that (i) changed the name of all of its common shares of beneficial interest, par value $0.001 to “Class A common shares,” (the “Class A common shares”) and effected a 1-for-3 reverse share split of its Class A common shares and our OP units. In addition, the Company filed with the SDAT articles supplementary to its declaration of trust that created a new class of common shares of beneficial interest, par value $0.001, entitled “Class B common shares” (“Class B common shares,” and together with the Class A common shares, the "common shares"). For purposes of this Form 10-K, unless otherwise indicated, Class A common shares and OP units are reported after the 1-for-3 reverse share split was effected.

Subject to certain restrictions, OP units are not redeemable until the later of one year after acquisition or an initial public offering of the common shares. For purposes of this Form, the term “OP unit” or “unit of partnership interest” refers to the limited partnership interest and related units held by a limited partner. Thus for purposes of this Form, as of December 31, 2010, Whitestone’s 75.4% limited partnership interest has been treated as equivalent to 5,550,374 OP units and the remaining 24.6% limited partner interest has been treated as equivalent to 1,814,569 OP units. In addition, Whitestone’s 100% general partner interest has been treated as equivalent, for purposes of this Form, to 0 OP units. Whitestone’s weighted-average percentage ownership in us was approximately 70.2% for the year ended December 31, 2010.

Whitestone currently conducts substantially all of its operations and activities through us and our subsidiaries. As our sole general partner, Whitestone has the exclusive power to manage and conduct our business, subject to certain customary exceptions. Whitestone is a Maryland real estate investment trust (“REIT”) and was founded in 1998. Whitestone changed its state of organization from Texas to Maryland in December 2003. Whitestone has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

Our OP units and Whitestone’s Class A common shares are not traded on a stock exchange. Whitestone's Class B common shares are traded on the NYSE AMEX. Our offices are located at 2600 South Gessner, Suite 500, Houston, Texas 77063. Our telephone number is (713) 827-9595 and Whitestone maintains an internet site at www.whitestonereit.com.

Our Strategy

In October 2006, Whitestone's current management team joined the company and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties. We define Community Centered Properties as visibly located properties in established or developing culturally diverse neighborhoods in our target markets. We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood. Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services. Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property. Whitestone employs and develops a diverse group of associates who understand the needs of our multicultural communities and tenants.
Our primary business objective is to increase shareholder value by acquiring, owning and operating Community Centered Properties. The key elements of our strategy include:

•	Strategically Acquiring Properties.

◦
Seeking High Growth Markets. We seek to strategically acquire commercial properties in high-growth markets. Our acquisition targets are located in densely populated, culturally diverse neighborhoods, primarily in and around Phoenix, Chicago, Dallas, San Antonio and Houston, five of the top 20 markets in the United States in terms of population growth.

◦
Diversifying Geographically. Our current portfolio is concentrated in Houston. We believe that continued geographic diversification in markets where we have substantial knowledge and experience will help offset the economic risk from a single market concentration. We intend to continue to focus our expansion efforts in the Phoenix, Chicago, Dallas and San Antonio markets. We believe our management infrastructure and capacity can accommodate substantial growth in those markets. We may also pursue opportunities in other Southwestern and Western regions that are consistent with our Community Centered Property strategy.

◦
Capitalizing on Availability of Distressed Assets. We believe that during the next several years there will be excellent opportunities in our target markets to acquire quality properties at historically attractive prices. We intend to acquire distressed assets directly from owners or financial institutions holding foreclosed real estate and debt instruments that are either in default or on bank watch lists. Many of these assets may benefit from our corporate strategy and our management team’s experience in turning around distressed properties, portfolios and companies. We have extensive relationships with community banks, attorneys, title companies, and others in the real estate industry with whom we regularly work to identify properties for potential acquisition.

•
Redeveloping and Re-tenanting Existing Properties. We “turn around” properties and seek to add value through renovating and re-tenanting our properties to create Whitestone-branded Community Centered Properties. We seek to accomplish this by (1) stabilizing occupancy, with per property occupancy goals of 90% or higher; (2) adding leasable square footage to existing structures; (3) developing and building on excess land; (4) upgrading and renovating existing structures; and (5) investing significant effort in recruiting tenants whose goods and services meet the needs of the surrounding neighborhood.

•
Recycling Capital for Greater Returns. We seek to continually upgrade our portfolio by opportunistically selling properties that do not have the potential to meet our Community Centered Property strategy and redeploying the sale proceeds into properties that better fit our strategy. Some of our properties which were acquired prior to the tenure of our current management team may not fit our Community Centered Property strategy, and we may look for opportunities to dispose of these properties as we continue to execute our strategy.

•
Prudent Management of Capital Structure. We currently have 15 properties that are not mortgaged. We may seek to add mortgage indebtedness to existing and newly acquired unencumbered properties to provide additional capital for acquisitions. As a general policy, we intend to maintain a ratio of total indebtedness to undepreciated book value of real estate assets that is less than 60%. As of December 31, 2010, our ratio of total mortgage indebtedness to undepreciated book value of real estate assets was 49%.

•
Investing in People. We believe that our people are the heart of our culture, philosophy and strategy. We continually focus on developing associates who are self-disciplined and motivated and display at all times a high degree of character and competence. Whitestone provides them with equity incentives to align their interests with those of its shareholders and our partners.

Our Structure

Substantially all of Whitestone's business is conducted through us.  Whitestone is our sole general partner.  As of December 31, 2010, Whitestone owned approximately 75.4% interest in us.

As of December 31, 2010, we owned a real estate portfolio consisting of 38 properties located in three states.  As of December 31, 2010, our Operating Portfolio Occupancy Rate was 86% based on leasable square footage compared to 82% as of December 31, 2009. We define Operating Portfolio Occupancy Rate as physical occupancy on all properties (i) excluding new acquisitions and (ii) properties which are undergoing significant redevelopment or re-tenanting.

Whitestone directly manages the operations and leasing of our properties.  Substantially all of our revenues consist of base rents received under long-term leases.  For the year ended December 31, 2010, our total revenues were approximately $31.5 million.  Approximately 66% of our existing leases contain “step up” rental clauses that provide for increases in the base rental payments.

As of December 31, 2010, 2009 and 2008, we had one property that accounted for more than 10% of total gross revenue and real estate assets.  Uptown Tower is an office building located in Dallas, Texas that accounted for 12.0%, 11.9% and 12.8% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.  Uptown Tower also accounted for  10.2%, 10.9% and 11.5% of our real estate assets, net of accumulated depreciation, for the years ended December 31, 2010, 2009 and 2008, respectively.  Of our 38 properties, 31 are located in the Houston, Texas metropolitan area.

Economic Factors

The recent economic recession continues to negatively impact the volume of real estate transactions, occupancy levels, tenants’ ability to pay rent and cap rates. Each of these factors could negatively impact the value of public real estate companies, including ours.  However, the vast majority of our retail properties are located in densely populated metropolitan areas and are occupied by tenants that generally provide basic necessity-type items and tend to be less affected by economic changes.  Furthermore, our portfolio is primarily positioned in metropolitan areas in Texas which have been impacted less by the economic slow down compared to other metropolitan areas.

Competition

All of our properties are located in areas that include competing properties.  The amount of competition in a particular area could impact our ability to acquire additional real estate, sell current real estate, lease space and the amount of rent we are able to charge.  We may be competing with owners, including but not limited to, REITs, insurance companies and pension funds, with access to greater resources than those available to us.
Many of our competitors have greater financial and other resources than us and may have more operating experience than us. Generally, there are other neighborhood and community retail centers within relatively close proximity to each of our properties. There is, however, no dominant competitor in the Houston, Dallas, San Antonio, Phoenix or Chicago metropolitan areas. Our retail tenants face increasing competition from outlet malls, internet discount shopping clubs, catalog companies, direct mail and telemarketing.

Compliance with Governmental Regulations

Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contaminations at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our properties.

We will not purchase any property unless we are generally satisfied with the environmental status of the property. We may obtain a Phase I environmental site assessment, which includes a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel and performing a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, groundwater or building materials from the property.

We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. During the re-financing of twenty-one of our properties in late 2008 and early 2009, Phase I environmental site assessments were completed at those properties. These assessments revealed that five of the twenty-one properties currently or previously had a dry cleaning facility as a tenant. Since release of chlorinated solvents can occur as a result of dry cleaning operations, a Phase II subsurface investigation was conducted at the five identified properties, and all such investigations revealed the presence of chlorinated solvents. Based on the findings of the Phase II subsurface investigations, we promptly applied for entry into the Texas Commission on Environmental Quality Dry Cleaner Remediation Program, or DCRP, for four of the identified properties and were accepted. Upon entry, and continued good standing with the DCRP, the DCRP administers the Dry Cleaning Remediation fund to assist with remediation of contamination caused by dry cleaning solvents. The response actions associated with the ongoing investigation and subsequent remediation, if necessary, have not been determined at this time. However, we believe that the costs of such response actions will be immaterial, and therefore no liability has been recorded to our financial statements. We have not been notified by any governmental authority, and are not otherwise aware, other than the five identified properties described above, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. We have not recorded in our financial statements any material liability in connection with environmental matters. Nevertheless, it is possible that the environmental assessments conducted thus far and currently available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination or other adverse conditions, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware.

Under the Americans with Disabilities Act, or ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Our properties must comply with the ADA to the extent that they are considered “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. In addition, we will continue to assess our compliance with the ADA and to make alterations to our properties as required.

Employees

As of December 31, 2010, we had no employees, and Whitestone employed 53 full-time employees. We rely on Whitestone for management services and administrative services. As the management and employees of Whitestone work for the benefit of the Operating Partnership, the costs and expenses of Whitestone have been presented in this Form 10-K in a manner consistent with Whitestone’s presentation in its Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

Materials Available on Our Website

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding our management's officers, trustees or any of our 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act are available on the website of the Securities and Exchange Commission's (“SEC”) at www.sec.gov. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm Eastern. You may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330.

Copies of Whitestone's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding Whitestone's officers, trustees or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act are also available free of charge through its website at www.whitestonereit.com, as soon as reasonably practicable after it electronically files the material with, or furnishes it to, the SEC. Whitestone has also made available on its website copies of its Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Insider Trading Compliance Policy, and

Code of Business Conduct and Ethics Policy. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on Whitestone's website. Materials on Whitestone's website are not part of its Annual Report on Form 10-K and will not be part of our Annual Report on Form 10-K and such materials are not incorporated herein by reference.

Financial Information

Additional financial information related to us is included in Item 8 “Consolidated Financial Statements and Supplementary Data.”

Item 1A.  Risk Factors.

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business.  Our business, financial condition, or results of operations could be materially adversely affected by any of these risks.  Please note additional risks not presently known to us or which we currently consider immaterial may also impair our business and operations.

Risks Associated with Real Estate

The recent market disruptions may significantly and adversely affect our financial condition and results of operations.

The recent recession in the United States has resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. A continuation of ongoing adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. At this time, it is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our tenants and our business in general. A general reduction in the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability and results of operations.

Real estate property investments are illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

Our strategy includes opportunistically selling properties that do not have the potential to meet our Community Centered Property strategy. However, real estate property investments generally cannot be disposed of quickly. In addition, the Code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which could cause us to incur extended losses, reduce our cash flows and adversely affect distributions.

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

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. We may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions.

Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could have a material adverse effect on our ability to successfully and profitably operate our business.

We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness could be limited if a number of our tenants were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire, or if we were unable to lease or re-lease our properties on economically favorable terms. These adverse developments could arise due to a number of factors, including those described in the risk factors discussed in this annual report.

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

The value of investments in our OP units will be directly affected by general economic and regulatory factors we cannot control or predict.

Investments in real estate typically involve a high level of risk as the result of factors we cannot control or predict. One of the risks of investing in real estate is the possibility that our properties will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments. The following factors may affect income from properties and yields from investments in properties and are generally outside of our control:

•	conditions in financial markets;

•	over-building in our markets;

•	a reduction in rental income as the result of the inability to maintain occupancy levels;

•	adverse changes in applicable tax, real estate, environmental or zoning laws;

•	changes in general economic conditions;

•	a taking of any of our properties by eminent domain;

•	adverse local conditions (such as changes in real estate zoning laws that may reduce the desirability of real estate in the area);

•	acts of God, such as earthquakes or floods and other uninsured losses;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive; and

•	periods of high interest rates and tight money supply.

Some or all of these factors may affect our properties, which could adversely affect our operations and ability to pay distributions.

All of our properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are subject to property taxes that may increase as property tax rates change and as the properties are assessed by taxing authorities. We anticipate that most of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space in our properties.

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

Risks Associated with Our Operations

Because of the current lack of geographic diversification of our portfolio, an economic downturn in the Houston metropolitan area could adversely impact our operations and ability to pay distributions to our partners.

The majority of our assets and revenues are currently derived from properties located in the Houston metropolitan area. As of December 31, 2010, we had 75% of our gross leasable square feet in Houston. Our results of operations are directly contingent on our ability to attract financially sound commercial tenants. A significant economic downturn may adversely impact our ability to locate and retain financially sound tenants and could have an adverse impact on our tenants’ revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Consequently, because of the lack of geographic diversity among our current assets, if the Houston metropolitan area experiences an economic downturn, our operations and ability to pay distributions to partners could be adversely impacted.

We lease our properties to approximately 800 tenants, with approximately 10% to 20% of our leases expiring annually. Each year we face the risk of non-renewal of a material percentage of our leases and the cost of re-leasing a significant amount of our available space, and our failure to meet leasing targets and control the cost of re-leasing our properties could adversely affect our rental revenue, operating expenses and results of operations.

While the nature of our business model warrants shorter term leases to smaller, non-national tenants, as of December 31, 2010, approximately 36% of the aggregate gross leasable area of our properties is subject to leases that expire prior to December 31, 2012. We are subject to the risk that:

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

We receive substantially all of our income as rent payments under leases of our properties. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants may fail to make rent payments when due or declare bankruptcy. For example, on November 10, 2008, one of our tenants, Circuit City, which leased space at one of our properties and represented approximately 1.1% of our total rent for the year ended December 31, 2008, filed for reorganization under Chapter 11 of the Bankruptcy Code. The tenant elected to reject our lease.

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

If any lease expires or is terminated, we could be responsible for all of the operating expenses for that portion of the property until it is re-leased. If we experience a significant number of un-leased spaces, our operating expenses could increase significantly. Any significant increase in our operating expenses may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our partners.

Any bankruptcy filing by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or seize its property. A tenant bankruptcy could also delay our efforts to collect past due balances under the leases and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our partners. Furthermore, dealing with a tenant’s bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.

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

We attempt to adequately insure all of our properties to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. In some instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for these losses. Also, to the extent we must pay unexpectedly large insurance premiums, we could suffer reduced earnings that would result in less cash to be distributed to shareholders as dividends.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in its property. The costs of removal or remediation could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos containing materials into the air. In addition, third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for payments of dividends to our shareholders.

We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations.

Our ability to expand through acquisitions is integral to our business strategy and requires us to identify suitable acquisition or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions or investments on satisfactory terms or at all. Failure to identify or consummate acquisitions or investment opportunities, or to integrate successfully any acquired properties without substantial expense, delay or other operational or financial problems, would slow our growth.

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

If any of these risks are realized, our business, financial condition and results of operations, and our ability to make distributions to our partners could be adversely affected.

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

Our Community Centered Property strategy requires intensive management of a large number of small spaces and small tenant relationships. Our success will depend in part upon our management’s ability to identify potential Community Centered Properties and find and maintain the appropriate tenants to create such a property. Lack of market acceptance of our Community Centered Property strategy or our inability to successfully attract and manage a large number of tenant relationships could adversely affect our occupancy rates, operating results and distribution rate.

Loss of Whitestone's key personnel, particularly its nine senior managers, could threaten our ability to execute our strategy and operate our business successfully.

We are dependent on the experience and knowledge of Whitestone's key executive personnel, particularly its nine senior managers who have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until qualified replacements could be found. We also believe that they could not quickly be replaced with managers of equal experience and capabilities and their successors may not be as effective.

Our systems may not be adequate to support our growth, and our failure to successfully oversee our portfolio of properties could adversely affect our results of operations.

We cannot assure you that we will be able to adapt our portfolio management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to support any growth we may experience. Our failure to successfully oversee our current portfolio of properties or any future acquisitions or developments could have a material adverse effect on our results of operations and financial condition and our ability to make distributions.

There can be no assurance that we will be able to pay or maintain cash distributions or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to partners. Distributions will be based principally on cash available from our properties, real estate securities, mortgage loans and other investments. The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties, the yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. We can give no assurance that we will be able to pay or maintain distributions or that distributions will increase over time. In addition, we can give no assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage loans or our investments in securities will increase our cash available for distributions to partners. Our actual results may differ significantly from the assumptions used by Whitestone's board of trustees in establishing the distribution rate to partners.

If we experience decreased cash flows, we may need to use other sources of cash to fund distributions, or we may be unable to pay distributions.

Actual cash available for distributions may vary substantially from estimates. If our cash distributions exceed the amount of cash available for distributions, we may need to fund the shortage out of working capital or by obtaining additional debt, which would reduce the amount of proceeds available for real estate investments.

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
Recent healthcare reform legislation may affect our revenue and financial condition.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010 and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two Acts serve as the primary vehicle for comprehensive health care reform in the United States. The Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and will be implemented in a phased approach beginning in 2010 and concluding in 2018. At this time, the effects of health care reform and its impact on our business, our revenues and financial condition and those of our tenants are not yet known. Accordingly, the reform could adversely affect the cost of providing healthcare coverage generally and the financial success of our tenants and consequently us.

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

If we invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans as well as interest rate risks. To the extent we incur delays in liquidating such defaulted mortgage loans, we may not be able to obtain sufficient proceeds to repay all amounts due to us under the mortgage loans. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties fall, our risk will increase because of the lower value of the security associated with such loans.

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

We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In the past, we have used derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. We will not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but we may choose to change this practice in the future. We may enter into interest rate swap agreements for our variable rate debt, which totaled $25.4 million as of December 31, 2010. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

We currently have and may incur additional mortgage indebtedness and other borrowings, which may increase our business risks and may adversely affect our ability to make distributions to our partners.

If it is determined to be in our best interests, we may, in some instances, acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur or increase our current mortgage debt to obtain funds to acquire additional properties. We may also borrow funds if necessary to satisfy the REIT distribution requirement, or otherwise as may be necessary or advisable to assure that Whitestone maintains its qualification as a REIT for federal income tax purposes.

We may incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. As of December 31, 2010, we had approximately $100.9 million of mortgage debt secured by 23 of our properties. If there is a shortfall in cash flow, however, the amount available for distributions to partners may be affected. In addition, incurring mortgage debt increases the risk of loss because defaults on such indebtedness may result in loss of property in foreclosure actions initiated by lenders. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give lenders full or partial guarantees for mortgage debt incurred by the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by that entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our partners will be adversely affected. For more discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

If we set aside insufficient working capital or are unable to secure funds for future tenant improvements, we may be required to defer necessary property improvements, which could adversely impact our ability to pay cash distributions to our partners.

When tenants do not renew their leases or otherwise vacate their space, it is possible that, in order to attract replacement tenants, we may be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient working capital reserves, we will have to obtain financing from other sources. Because most of our leases will provide for tenant reimbursement of operating expenses, we do not anticipate that we will establish a permanent reserve for maintenance and repairs for our properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves for maintenance and repairs of our properties out of cash flow generated by operating properties or out of non-liquidating net sale proceeds. If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to pay cash distributions to our partners may be adversely affected. In addition, we may be required to defer necessary improvements to our properties that may cause our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to our properties. If this happens, we may not be able to maintain projected rental rates for effected properties, and our results of operations may be negatively impacted.

We may structure acquisitions of property in exchange for limited partnership units in the Operating Partnership on terms that could limit our liquidity or our flexibility.
We may acquire properties by issuing our operating partnership units in exchange for a property owner contributing property to the Operating Partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in the Operating Partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them with additional incentives. For instance, our limited partnership agreement provides that any holder of units may exchange operating partnership units for cash, or, at Whitestone’s option, Class A common shares of Whitestone on a one-for-one exchange basis. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s units for Whitestone’s common shares or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a partner in our Operating Partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to the Operating Partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or Whitestone’s common shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Risks Associated with Income Tax Laws

     If the Internal Revenue Service, or IRS, were to determine that (i) Whitestone failed the 5% asset test for the first quarter of our 2009 taxable year and (ii) its failure of that test was not attributable to reasonable cause, but rather, willful neglect, Whitestone would fail to qualify as a REIT for our 2009 taxable year, which would adversely affect our operations and our partners.
Whitestone recently discovered that it may have inadvertently violated the 5% asset test for the quarter ended

March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank. If this investment in a commercial paper investment account is not treated as cash, and is instead treated as a security for purposes of the quarterly 5% asset test applicable to REITs, then it has failed that test for the first quarter of our 2009 taxable year.
If the IRS were to assert that Whitestone failed the 5% asset test for the first quarter of our 2009 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, Whitestone's status as a REIT would terminate as of December 31, 2008. Whitestone would not be eligible to again elect REIT status until our 2014 taxable year. Consequently, Whitestone would be subject to federal income tax on its taxable income at regular corporate rates and its cash available for distributions would be reduced.
Additionally, if Whitestone in fact failed the 5% test, but failure is considered due to reasonable cause and not willful neglect, it would be subject to a tax equal to the greater of $50,000 or 35% of the net income from the commercial paper investment account during the period in which it failed to satisfy the 5% asset test. The amount of such tax is $50,000 and Whitestone paid such tax on April 27, 2010.

We may need to incur additional borrowings in order for Whitestone to meet the REIT minimum distribution requirement and to avoid excise tax.

In order to maintain its qualification as a REIT, Whitestone is required to distribute to its shareholders at least 90% of its annual real estate investment trust taxable income (excluding any net capital gain and before application of the dividends paid deduction). In addition, Whitestone is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of (i) 85% of its ordinary income for that year, (ii) 95% of its net capital gain for that year and (iii) 100% of its undistributed taxable income from prior years. Because Whitestone is our general partner, Whitestone may cause us to borrow funds to enable Whitestone to avoid certain adverse tax consequences even if Whitestone's management believes that the then prevailing market conditions generally are not favorable for borrowings or that borrowings would not be advisable in the absence of Whitestone's tax consideration.

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

Adverse legislative or regulatory tax changes could reduce the market price of our OP Units.

At any time, the federal income tax laws governing REITs and partnerships or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our partners could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Whitestone's complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, Whitestone must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its shareholders and the ownership of its shares. In order for Whitestone to meet these tests, Whitestone may cause us to forego investments we might otherwise make. Thus, Whitestone's compliance with the REIT requirements may hinder our performance.

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

Whitestone's compliance with REIT requirements may limit our ability to hedge effectively and may result in our structuring hedges through tax-inefficient means.

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

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties.

General

As of December 31, 2010, we owned 38 commercial properties, including 31 properties in Houston, two properties in Dallas, one property in Windcrest, Texas, a suburb of San Antonio, three properties in the Scottsdale and Phoenix, Arizona metropolitan areas, and one property in Buffalo Grove, Illinois, a suburb of Chicago.

Our tenants consist of national, regional and local businesses. Our properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. These types of tenants are the core of our strategy of creating Whitestone-branded Community Centered Properties. We also believe daily sales of these basic items are less sensitive to fluctuations in the business cycle than higher priced retail items. Our largest tenant represented only 1.9% of total revenues for the year ended December 31, 2010.

Whitestone directly manages the operations and leasing of our properties. Substantially all of our revenues consist of base rents received under leases that generally have terms that range from less than one year to 15 years. Approximately 66% of our existing leases as of December 31, 2010 contain “step up” rental clauses that provide for increases in the base rental payments. The following table summarizes certain information relating to our properties as of December 31, 2010:

Commercial Properties	Leasable Square Feet	Average Occupancy as of 12/31/10	Annualized Base Rental Revenue (in thousands) (1)	Average Annualized Base Rental Revenue Per Sq. Ft. (2)
Retail	1,188,830	88%	$9,843	$9.41
Office/Flex	1,201,672	88%	7,670	7.25
Office	631,841	79%	8,084	16.20
Total - Operating Portfolio	3,022,343	86%	25,597	9.85
Redevelopment, New Acquisitions (3)	139,677	40%	612	10.95
Total	3,162,020	84%	$26,209	$9.87

(1)      Calculated as the tenant's actual December 31, 2010 base rent multiplied by 12.  Excludes vacant space as of December 31, 2010.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts.

(2)      Calculated as annualized base rent divided by net rentable square feet leased at December 31, 2010.  Excludes vacant space as of December 31, 2010.

(3)     Includes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties which are undergoing significant redevelopment or re-tenanting.

As of December 31, 2010, we had one property that accounted for more than 10% of total gross revenue.  Uptown Tower is an office building located in Dallas, Texas and accounts for 12.0%, 11.9% and 12.8% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively.  Uptown Tower also accounts for  10.2%, 10.9% and 11.5% of our real estate assets, net of accumulated depreciation, for the years ended December 31, 2010, 2009 and 2008, respectively.

Location of Properties

Of our 38 properties, 34 are located in Texas, with 31 being located in the greater Houston metropolitan statistical area.  These 31 properties represent 76% of our revenue for the year ended December 31, 2010.

The Houston workforce is concentrated in energy, chemicals, information technology, aerospace sciences and medical sciences.  According to the United States Census Bureau, Houston ranked 4th in the largest United States cities as of July 1, 2009. In the Census Bureau’s Estimates of Population Change for Metropolitan Statistical Areas and Rankings: July 1, 2008 to July 1, 2009, Houston ranked second in population growth out of 366 metropolitan statistical areas. According to the Bureau of Labor of Statistics, the unemployment rate in Houston was less than the national average in each of the last six months of 2010.

	July	Aug.	Sept.	Oct.	Nov.	Dec.
National (1)	9.5%	9.6%	9.6%	9.7%	9.8%	9.4%
Houston (2)	8.8	8.7	8.2	8.2	8.6	8.3
(1)    Seasonally adjusted.
(2)    Not seasonally adjusted.

Source: Bureau of Labor Statistics

General Physical and Economic Attributes

The following table sets forth certain information relating to each of our properties owned as of December 31, 2010.

Property Name	Location	Year Built/ Renovated	Leasable Square Feet	Percent Occupied at 12/31/10	Annualized Base Rental Revenue (in thousands) (1)	Average Base Rental Revenue Per Sq. Ft. (2)
Retail Properties:
Bellnott Square	Houston	1982	73,930	35%	$266	$10.28
Bissonnet/Beltway	Houston	1978	29,205	95%	256	9.23
Centre South	Houston	1974	39,134	82%	312	9.72
Greens Road	Houston	1979	20,507	85%	145	8.32
Holly Knight	Houston	1984	20,015	100%	326	16.29
Kempwood Plaza	Houston	1974	101,008	100%	876	8.67
Lion Square	Houston	1980	119,621	99%	801	6.76
Providence	Houston	1980	90,327	99%	786	8.79
Shaver	Houston	1978	21,926	98%	239	11.12
South Richey	Houston	1980	69,928	94%	548	8.34
Spoerlein Commons	Chicago	1987	41,455	90%	733	19.65
SugarPark Plaza	Houston	1974	95,032	100%	935	9.84
Sunridge	Houston	1979	49,359	89%	429	9.77
Torrey Square	Houston	1983	105,766	88%	694	7.46
Town Park	Houston	1978	43,526	100%	758	17.41
Webster Point	Houston	1984	26,060	92%	269	11.22
Westchase	Houston	1978	49,573	86%	398	9.34
Windsor Park	San Antonio	1992	192,458	76%	1,072	7.33
			1,188,830	88%	$9,843	$9.41
Office/Flex Properties:
Brookhill	Houston	1979	74,757	89%	$257	$3.86
Corporate Park Northwest	Houston	1981	185,627	70%	1,373	10.57
Corporate Park West	Houston	1999	175,665	92%	1,471	9.10
Corporate Park Woodland	Houston	2000	99,937	92%	792	8.61
Dairy Ashford	Houston	1981	42,902	95%	210	5.15
Holly Hall	Houston	1980	90,000	100%	689	7.66
Interstate 10	Houston	1980	151,000	95%	693	4.83
Main Park	Houston	1982	113,410	100%	660	5.82
Plaza Park	Houston	1982	105,530	74%	650	8.32
Westbelt Plaza	Houston	1978	65,619	63%	347	8.39
Westgate	Houston	1984	97,225	100%	528	5.43
			1,201,672	88%	$7,670	$7.25
Office Properties:
9101 LBJ Freeway	Dallas	1985	125,874	71%	$1,462	$16.36
Featherwood	Houston	1983	49,760	87%	755	17.44
Pima Norte	Phoenix	2007	33,417	17%	85	14.96
Royal Crest	Houston	1984	24,900	70%	218	12.51
Uptown Tower	Dallas	1982	253,981	88%	3,918	17.53
Woodlake Plaza	Houston	1974	106,169	89%	1,215	12.86
Zeta Building	Houston	1982	37,740	77%	431	14.83
			631,841	79%	$8,084	$16.20
Total - Operating Portfolio			3,022,343	86%	$25,597	$9.85

The Citadel	Phoenix	1985	28,547	16%	$85	$18.61
Sunnyslope Village	Phoenix	2000	111,130	47%	527	10.09
			139,677	40%	612	10.95
Grand Totals			3,162,020	84%	$26,209	$9.87

(1)      Calculated as the tenant's actual December 31, 2010 base rent multiplied by 12.  Excludes vacant space as of December 31, 2010.  Because annualized base rental revenue is not derived from historical results that were accounted for in accordance with generally accepted accounting principles, historical results differ from the annualized amounts.

(2)      Calculated as annualized base rent divided by net rentable square feet leased at December 31, 2010.  Excludes vacant space at December 31, 2010.

Significant Tenants

The following table sets forth information about our fifteen largest tenants as of December 31, 2010, based upon annualized rental revenues at December 31, 2010.

Tenant Name	Location	Annualized Rental Revenue (in thousands)	Percentage of Total Annualized Base Rental Revenues	Initial Lease Date	Year Expiring

Sports Authority	San Antonio	$495	1.9%	1/1/2004	2015
Compass Insurance	Dallas	367	1.4%	9/1/2005	2013
Brockett Davis Drake Inc.	Dallas	365	1.4%	3/14/1994	2011
Air Liquide America, L.P.	Dallas	363	1.4%	8/1/2001	2013
Kroger	Houston	265	1.0%	9/1/1999	2011
X-Ray X-Press Corporation	Houston	262	1.0%	7/1/1998	2019
Petsmart, Inc	San Antonio	255	1.0%	1/1/2004	2013
Marshall's	Houston	248	0.9%	5/12/1983	2013
Rock Solid Images	Houston	243	0.9%	4/1/2004	2012
Merrill Corporation	Dallas	234	0.9%	12/10/2001	2014
Eligibility Services	Dallas	224	0.9%	6/6/2000	2012
River Oaks L-M, Inc.	Houston	199	0.8%	10/15/1993	2011
New Lifestyles, Inc.	Dallas	192	0.7%	5/5/1998	2013
Landworks, Inc.	Houston	178	0.7%	6/1/2004	2013
The University of Texas Health Science Center	Houston	177	0.7%	7/1/2007	2017
		$4,067	15.6%

Lease Expirations

The following table lists, on an aggregate basis, all of our scheduled lease expirations over the next 10 years.

				Annualized Base Rent
		Gross Leasable Area		as of December 31, 2010
Year	Number of Leases	Approximate Square Feet	Percent of Total	Amount (in thousands)	Percent of Total
2011	251	670,660	21%	$6,641	25.3%
2012	159	460,412	15%	4,898	18.7%
2013	144	504,510	16%	5,394	20.6%
2014	94	327,413	10%	3,492	13.3%
2015	71	311,924	10%	3,026	11.5%
2016	39	127,213	4%	983	3.8%
2017	8	43,725	1%	407	1.6%
2018	9	55,581	2%	365	1.4%
2019	6	50,333	2%	569	2.2%
2020	3	37,907	1%	237	0.9%
Total	784	2,589,678	82%	$26,012	99.3%

Insurance

We believe that we have property and liability insurance with reputable, commercially rated companies.  We also believe that our insurance policies contain commercially reasonable deductibles and limits, adequate to cover our properties.  We expect to maintain this type of insurance coverage and to obtain similar coverage with respect to any additional properties we acquire in the near future.  Further, we have title insurance relating to our properties in an aggregate amount that we believe to be adequate.

Regulations

Our properties, as well as any other properties that we may acquire in the future, are subject to various federal, state and local laws, ordinances and regulations.  They include, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our properties.

Item 3.  Legal Proceedings.

We are a participant in various legal proceedings and claims that arise in the ordinary course of our business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 4.  Removed and Reserved.

PART II

Item 5. Market for Registrant’s OP Units, Related Partner Matters and Issuer Purchases of Equity Securities.

Market Information

OP Units

There is no established trading market for our OP units. As of March 29, 2011, we had 7,364,913 OP units outstanding held by a total of approximately 1,432 limited partners.

As of December 31, 2010, there were no outstanding options, warrants to purchase our OP units or securities convertible into our OP units. In addition, as of December 31, 2010, there were no OP units that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by our participants and there were no OP units that were being, or were publicly proposed to be, publicly offered by us.

Whitestone's Class A Shares

    There is no established trading market for Whitestone's Class A common shares of beneficial interest. As of March 29, 2011, it had 3,471,159 Class A common shares of beneficial interest outstanding held by a total of approximately 1,437 shareholders of record.

Whitestone's Class B Shares

The shares of Whitestone's Class B common stock were issued and began trading on the NYSE-Amex on August 25, 2010 under the ticker symbol "WSR." As of March 29, 2011, it had 2.2 million Class B common shares of beneficial interest outstanding. As of February 28, 2011, there were a total of 3,473 shareholders of record.

The following table sets forth the quarterly high, low, and closing prices per share of Whitestone's Class B common stock reported on the NYSE-Amex for the year ended December 31, 2010.

	High	Low	Close

First Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
Third Quarter	$12.03	$11.32	$11.74
Fourth Quarter	$14.94	$11.79	$14.80

On March 29, 2011, the closing price of our Class B common shares reported on the NYSE-Amex was $14.17 per share.

Issuer Repurchases

Whitestone did not repurchase any of its equity securities during 2010 under its share redemption program.  Whitestone's Board has approved a share redemption program that would enable shareholders to sell shares to Whitestone after holding them for at least one year under limited circumstances.  Its Board could choose to amend the provisions of the share redemption program without shareholder approval.  Its Board has chosen not to implement the share redemption program at this time.

Distributions

Distributions are generally not taxable to our partners; however, our partners generally must recognize their allocable share of our income, gain, deduction and loss in computing their federal income tax liabilities. We currently accrue dividends in three monthly installments following the end of the quarter. In order to remain qualified as a REIT, Whitestone is required to distribute at least 90% of its annual taxable income to its shareholders. For a discussion of our cash flow as compared to distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The following table reflects the total distributions we have paid (including the total amount paid and the amount paid per unit) in each indicated quarter.

Total Distributions Paid or Payable
Amount Per		Total Amount
OP Unit	Quarter Paid	(in thousands)
$0.3375	03/31/2009	$1,687
0.3375	06/30/2009	1,694
0.3375	09/30/2009	1,772
0.3375	12/31/2009	1,773

0.3375	03/31/2010	1,773
0.3375	06/30/2010	1,785
0.2850	09/30/2010	1,718
0.2850	12/31/2010	2,131

0.2850	Payable	2,133

Equity Compensation Plan Information

Please refer to Item 12 of this report for information concerning securities authorized under Whitestone's incentive share plan.

Performance Graph

The following graph compares the total shareholder returns of Whitestone to the Standard & Poor's 500 Index (“S&P 500”) and to the Morgan Stanley Capital International US REIT Index ("REIT Index") from August 25, 2010 to December 31, 2010. The graph assumes that the value of the investment in Whitestone's Class B common shares and in the S&P 500 and NAREIT indices was $100 at August 25, 2010 and that all dividends were reinvested. The price of Whitestone's Class B common shares on August 25, 2010 (on which the graph is based) was $12.00. The past shareholder return shown on the following graph is not necessarily indicative of future performance of Whitestone or the Operating Partnership.

Total Return Performance
130.0
120.0
110.0
100.0
90.0
Index Value
8/26/2010
9/26/2010
10/26/2010
11/26/2010
12/26/2010
WSR
S&P 500
REIT Index

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this report.

	Year Ended December 31,
	(in thousands, except per share data)
	2010	2009	2008	2007	2006
Operating Data:
Revenues	$31,533	$32,685	$31,201	$29,374	$28,378
Property expenses	12,283	12,991	12,835	12,236	11,438
General and administrative	4,992	6,072	6,708	6,721	2,299
Property and other asset management fees to an affiliate	—	—	—	—	1,482
Depreciation and amortization	7,225	6,958	6,859	6,048	6,181
Involuntary conversion	(558)	(1,542)	358	—	—
Interest expense, net	5,592	5,713	5,675	4,825	4,910
Other expense (income), net	—	—	—	30	(30)
Income (loss) from continuing operations before loss on disposal of
assets and income taxes	1,999	2,493	(1,234)	(486)	2,098
Provision for income taxes	(264)	(222)	(219)	(217)	—
Loss on disposal of assets	(160)	(196)	(223)	(9)	197
Income (loss) from continuing operations	1,575	2,075	(1,676)	(712)	2,295
Income (loss) from discontinued operations	—	—	(188)	589	554
Gain on sale of properties from discontinued operations	—	—	3,619	—	—
Net income (loss)	$1,575	$2,075	$1,755	$(123)	$2,849

	Year Ended December 31,
	(in thousands, except per share data)
	2010	2009	2008	2007	2006
Earnings per unit - basic
Income (loss) from continuing operations excluding amounts attributable to
unvested restricted shares	$0.27	$0.42	$(0.34)	$(0.14)	$0.46
Income from discontinued operations	—	—	0.70	0.12	0.11
Net income (loss) excluding amounts attributable to unvested restricted shares	$0.27	$0.42	$0.36	$(0.02)	$0.57
Earnings per share - diluted
Income (loss) from continuing operations excluding amounts attributable to
unvested restricted shares	$0.27	$0.41	$(0.34)	$(0.14)	$0.46
Income from discontinued operations	—	—	0.70	0.12	0.11
Net income (loss) excluding amounts attributable to unvested restricted shares	$0.27	$0.41	$0.36	$(0.02)	$0.57
Balance Sheet Data:
Real estate (net)	$165,398	$158,398	$150,847	$146,460	$141,236
Real estate (net), discontinued operations	—	—	—	7,932	8,252
Other assets	31,047	23,602	27,098	20,752	17,599
Total assets	$196,445	$182,000	$177,945	$175,144	$167,087
Liabilities	$112,162	$115,141	$110,773	$94,262	$76,464
General partner's capital	62,708	43,590	45,891	52,843	58,914
Limited partners' capital	21,575	23,269	21,281	28,039	31,709
	$196,445	$182,000	$177,945	$175,144	$167,087
Other Data:
Proceeds from issuance of Whitestone's common shares	$22,970	$—	$—	$261	$9,453
Additions to real estate	12,768	12,855	5,153	10,205	1,833
Distributions per share (1)	1.17	1.35	1.59	1.80	1.89
Funds from operations (2)	8,432	8,618	4,236	6,001	8,993
Operating Portfolio Occupancy at year end	86%	82%	84%	86%	83%
Average aggregate gross leasable area	3,058,340	3,039,044	3,008,085	3,093,063	3,121,039
Average rent per square foot	$10.31	$10.76	$10.37	$9.50	$9.09

(1) The distributions per unit represent total cash payments divided by weighted average common units.

(2)  Whitestone believes that Funds From Operations (“FFO”) is an appropriate supplemental measure of operating performance because it helps compare our operating performance relative to other REITs.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating properties and extraordinary items, plus depreciation and amortization of real estate assets, including our share of unconsolidated partnerships and joint ventures.  We calculate FFO in a manner consistent with the NAREIT definition.

	Year Ended December 31,
	(in thousands)
	2010	2009	2008	2007	2006
Net income (loss)	$1,575	$2,075	$1,755	$(123)	$2,849
Depreciation and amortization of real estate assets (1)	6,697	6,347	5,877	6,108	6,341
(Gain) loss on sale or disposal of assets (1)	160	196	(3,396)	16	(197)
FFO	$8,432	$8,618	$4,236	$6,001	$8,993

(1) Including amounts for discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the notes thereto included in this annual report.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to our audited consolidated financial statements included in this annual report.

Overview of Our Company

We are a Delaware limited partnership and majority-owned subsidiary of Whitestone, a fully integrated real estate company that owns and operates commercial properties in culturally diverse markets in major metropolitan areas. Founded in 1998, Whitestone is internally managed with a portfolio of commercial properties in Texas, Arizona and Illinois.

In October 2006, Whitestone's current management team joined and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties.  We define Community Centered Properties as visibly located properties in established or developing culturally diverse neighborhoods in our target markets.  We market, lease, and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.  Whitestone employs and develops a diverse group of associates who understand the needs of our multicultural communities and tenants.

As of December 31, 2010, we had 792 total tenants.  We have a diversified tenant base with our largest tenant comprising only 1.9% of our total revenues for the year ended December 31, 2010.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 298 new and renewal leases during 2010, totaling 0.7 million square feet and $31.9 million in total lease value.

In August 2010, Whitestone amended its declaration of trust to (i) change the name of all of its common shares of beneficial interest, par value $0.001 to Class A common shares, (ii) effected a 1-for-3 reverse share split of its Class A common shares and (iii) changed the par value of its Class A common shares to $0.001 per share after the reverse share split. In addition, Whitestone filed with the SDAT articles supplementary to its declaration of trust that created a new class of common shares of beneficial interest, par value $0.001, entitled “Class B common shares” (the “Class B common shares,” and collectively with Class A common shares, the “common shares”). Share and unit counts and per share and unit amounts have been retroactively restated to reflect our 1-for-3 reverse share split in August 2010.
On August 25, 2010, in conjunction with the listing of Whitestone's Class B common shares on the NYSE-Amex, it offered and subsequently issued 2.2 million Class B common shares which resulted in $23.0 million in net offering proceeds to Whitestone, and Whitestone contributed the proceeds to us in exchange for 2.2 million OP units. As of December 31, 2010, Whitestone had 3,471,187 Class A common shares and 2,200,000 Class B common shares outstanding, and we had 7,364,943 total OP units outstanding to limited partners and 1,814,569 OP units outstanding to our limited partners other than Whitestone. Each Class B common share has the following rights:

•	the right to vote together with Class A common shareholders on all matters submitted to the Company’s shareholders;

•	one vote on all matters voted upon by the Company’s shareholders;

•	the right to receive dividends equal to any dividends declared on the Class A common shares; and

•	liquidation rights equal to the liquidation rights of each Class A common share.
As of December 31, 2010, we had no employees, and Whitestone employed 53 full-time employees.  As an internally managed REIT, Whitestone bears its own expenses of operations, including the salaries, benefits and other compensation of its employees, office expenses, legal, accounting and investor relations expenses and other overhead costs. As the management and employees of Whitestone work for the benefit of the Operating Partnership, the costs and expenses of Whitestone have been presented in this Report in a manner consistent with Whitestone’s presentation in its Form 10-K for the period ended December 31, 2010.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $31.5 million for the year ended December 31, 2010 as compared to $32.7 million for the year ended December 31, 2009, a decrease of $1.2 million, or 4%. The twelve months ended December 31, 2009 included a $0.4 million business interruption settlement that was not repeated during the year ended December 31, 2010. Additionally, tenant reimbursement revenues decreased approximately $0.7 million during the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009. The decrease in tenant reimbursement revenues was primarily the result of a $0.7 million decrease in total property expenses.  Our Operating Portfolio Occupancy Rate as of December 31, 2010 was 86%, as compared to 82% as of December 31, 2009.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties. We also expect modest continued improvement in the overall economy in Houston to provide slight increases in occupancy at certain of our properties, which should result in some growth in rental income.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of December 31, 2010, approximately 36% of our gross leasable square footage is subject to leases that expire prior to December 31, 2012.  We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as many as 18 months prior to the expiration date of the existing lease.  While our early renewal program and other leasing and marketing efforts target these expiring leases, and while we hope to re-lease most of that space prior to expiration of the leases at rates comparable to or slightly in excess of the current rates, market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally could adversely impact our renewal rate and/or the rental rates we are able to negotiate.  If any of these risks materialize, our cash flow and ability to pay dividends could be adversely affected.

Acquisitions

We expect to actively seek acquisitions in the foreseeable future. As of December 31, 2010, we owned and operated 38 commercial properties consisting of:

Operating Portfolio

•	eighteen retail properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $70.0 million;

•	seven office properties containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $44.9 million; and

•	eleven office/flex properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $41.6 million.
Redevelopment, New Acquisitions Portfolio

•	two retail properties containing approximately 0.1 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $8.9 million.

Property Acquisitions

We seek to acquire commercial properties in high-growth markets. Our acquisition targets are properties that fit our Community Centered Properties strategy.  We define Community Centered Properties as visibly located properties in established or developing, culturally diverse neighborhoods in our target markets, primarily in and around Phoenix, Chicago, Dallas, San Antonio and Houston.  We market, lease and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.

In November 2010, we acquired a property that meets our Community Centered Property strategy, containing 111,130 leasable square feet located in central Phoenix, Arizona for approximately $6.4 million in cash and net prorations. The property, Sunnyslope, a Class B community center, is situated in an ideal location across the street from John C. Lincoln Hospital, the major employer in the area, and within a quarter mile from Sunnyslope High School.

In September 2010, we acquired a property that meets our Community Centered Property strategy, containing 28,547 leasable square feet located in Scottsdale, Arizona for approximately $2.2 million in cash and net prorations. The property, The Citadel, a Class A community center, is strategically located at a prime intersection at Pinnacle Peak and Pima Roads.

In January 2009, we acquired a property that meets our Community Centered Property strategy, containing 41,455 leasable square feet located in Buffalo Grove, Illinois for approximately $9.4 million, including cash of $5.5 million, issuance of 703,912 OP units valued at approximately $3.6 million and credit for net prorations of $0.3 million.  The property, Spoerlein Commons, is a two-story complex of retail, medical and professional office tenants.  We acquired the property from Midwest Development Venture IV (“MDV IV”), an Illinois limited partnership controlled by James C. Mastandrea, our Chairman, President and Chief Executive Officer.  Because of Mr. Mastandrea’s relationship with the seller, a special committee consisting solely of the independent trustees of Whitestone REIT negotiated the terms of the transaction, which included the use of an independent appraiser to value the property.

Summary of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements.  We prepared these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP.  The preparation of these financial statements required us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Our results may differ from these estimates.  Currently, we believe that our accounting policies do not require us to make estimates using assumptions about matters that are highly uncertain.  You should read Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have described below the critical accounting policies that we believe could impact our consolidated financial statements most significantly.

Revenue Recognition.  All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rent and accounts receivable.  Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We have established an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible.

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. Prior to that time, we expense these costs as acquisition expense.  No interest was capitalized for the years ended December 31, 2010 and 2009.  Approximately $0.4 million in interest was capitalized for the year ended December 31, 2008.

Acquired Properties and Acquired Lease Intangibles.  We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, and legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of five to 39 years for the buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the life of the lease.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2010.

Accrued Rent and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2010 and 2009, we had an allowance for uncollectible accounts of $1.3 million and $0.9 million, respectively. As of December 31, 2010, 2009 and 2008, we recorded bad debt expense in the amount of $0.5 million, $0.9 million and $0.7 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

Unamortized Lease Commissions and Loan Costs.  Leasing commissions are amortized using the straight-line method over the terms of the related lease agreements.  Loan costs are amortized on the straight-line method over the terms of the loans, which approximates the interest method.  Costs allocated to in-place leases whose terms differ from market terms related to acquired properties are amortized over the remaining life of the respective leases.

Prepaids and Other Assets.  Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance and acquisition deposits which include earnest money deposits on future acquisitions.

Federal Income Taxes.  Whitestone elected to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 1999.  As a REIT, Whitestone generally is not subject to federal income tax on income that it distributes to its shareholders.  If it fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates.  Whitestone believes that it is organized and operates in such a manner as to qualify to be taxed as a REIT, and it intends to operate so as to remain qualified as a REIT for federal income tax purposes.

State Taxes.  In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008.  The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, Financial Accounting Standards Board (“FASB”) ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of $0.3 million, $0.2 million and $0.2 million for the Texas Margin Tax for each of the years ended December 31, 2010, 2009 and 2008, respectively.

Derivative Instruments.  We have initiated a program designed to manage exposure to interest rate fluctuations by entering into financial derivative instruments.  The primary objective of this program is to comply with debt covenants on a credit facility.  We sometimes enter into interest rate swap agreements with respect to amounts borrowed under certain of our credit facilities, which effectively exchanges existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBOR rates.

We have adopted provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which requires for items appropriately classified as cash flow hedges, that changes in the market value of the instrument and in the market value of the hedged item be recorded as other comprehensive income or loss with the exception of the portion of the hedged items that are considered ineffective.  The derivative instruments are reported at fair value as other assets or other liabilities as applicable.  As of December 31, 2010 and 2009, we did not have any interest rate swaps.

Liquidity and Capital Resources

Our primary liquidity demands are distributions to holders of our OP units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.
     Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuances of notes payable, sales of Whitestone's common shares, sales of OP Units, sales of underperforming properties and other financing opportunities including equity issuance and debt financing. We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties through equity issuance, including proceeds from Whitestone's recent initial public offering of Class B common shares, and through debt financing.
Our capital structure includes non-recourse secured debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

During the year ended December 31, 2010, our cash provided from operating activities was $10.4 million and our total distributions were $7.4 million.  Therefore we had cash flow from operations in excess of distributions of approximately $3.1 million.

We anticipate that cash flows from operating activities and our borrowing capacity will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments during the next 12 months. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for Whitestone to continue to qualify to be taxed as a REIT for federal income tax purposes.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $17.6 million at December 31, 2010, as compared to $6.3 million on December 31, 2009.  The increase of $11.3 million was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $10.4 million for the year ended December 31, 2010;

•	Proceeds of $23.0 million from issuance of Whitestone's Class B common shares;

•	Net proceeds of $1.3 million from issuance of notes payable net of origination costs;
Uses of Cash

•	Payment of distributions of $7.4 million to OP Unit holders, including Whitestone;

•	Payments of loans of $3.0 million;

•	Additions to real estate of $12.8 million;

•	Whitestone's repurchases of Class A common shares of $0.2 million.
     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Mortgages and other notes payable consist of the following (in thousands):

	Year Ended
	December 31,
Description	2010	2009
Fixed rate notes
$10.0 million 6.04% Note, due 2014	$9,498	$9,646
$1.5 million 6.50% Note, due 2014	1,496	—
$11.2 million 6.52% Note, due 2015	10,908	11,043
$21.4 million 6.53% Notes, due 2013	20,142	20,721
$24.5 million 6.56% Note, due 2013	24,030	24,435
$9.9 million 6.63% Notes, due 2014	9,498	9,757
$0.5 million 5.05% Notes, due 2011 and 2010	13	52
Floating rate note
$26.9 million LIBOR + 2.60% Note, due 2013	25,356	26,128
	$100,941	$101,782

Our debt was collateralized by 23 operating properties as of December 31, 2010 with a combined net book value of $110.1 million and 21 operating properties at December 31, 2009 with a combined net book value of $108.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.
On September 10, 2010, we executed a promissory note (the "Promissory Note") in the amount of $1.5 million (the "New Loan") payable to MidFirst Bank, a federally chartered savings association ("MidFirst"), with an applicable interest rate of 6.5% per annum. Monthly payments of $10,128 began on November 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014. The Promissory Note is secured by a second lien deed of trust on our Windsor Park retail facility located in Windcrest, Texas, a first lien deed of trust on our Brookhill office/flex building located in Houston, Texas and a first lien deed of trust on our Zeta office building located in Houston, Texas. The funds from the Promissory Note are being used for capital improvements to Windsor Park.
The loan documents executed in connection with the Promissory Note (the "Loan Documents") included a Limited Guaranty by us of the Promissory Note until the Windsor Park construction is completed. Following this event, we will remain liable for the deficiency, if any, following a foreclosure of property securing the Promissory Note; provided that upon the occurrence of certain "Full Recourse Events" defined in the Loan Documents, our obligations shall convert to a full guarantee of the New Loan.
In connection with the Promissory Note, the Loan Documents also provided for a modification of our existing loan with MidFirst in the amount of $10,000,000 (the "Existing Loan"). The Loan Documents provide that the promissory note executed in connection with the Existing Loan is modified to be secured, in part, by second liens on the Brookhill and Zeta Buildings, as well as certain other modifications for the purpose of cross collateralizing and cross-defaulting the two loans. The Existing Loan is also modified by the Modification of Promissory Note which provided that payments of $91,777 began on October 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014. Finally, the Loan Documents include a Modification of Limited Guaranty which provided that the Limited Guaranty executed in connection with the Existing Loan is only for the deficiency, if any, following the foreclosure of property securing the Existing Loan; provided that upon the occurrence of certain "Full Recourse Events" defined in the Modification of Limited Guaranty, our obligations shall convert to a full guarantee of the Existing Loan.
Our loans are subject to customary financial covenants.  As of December 31, 2010, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2010 are due during the following years:

Amount Due
Year	(in thousands)

2011	$2,459
2012	2,579
2013	66,424
2014	19,209
2015	10,270
2016 and thereafter	—
Total	$100,941

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

Contractual Obligations

As of December 31, 2010, we had the following contractual debt obligations (see Note 8 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

		Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year (2011)	1 - 3 years (2012 - 2013)	3 - 5 years (2014 - 2015)	More than 5 years (after 2015)
Long-Term Debt - Principal	$100,941	$2,459	$69,003	$29,479	$—
Long-Term Debt - Fixed Interest	15,253	4,854	8,923	1,476	—
Long-Term Debt - Variable Interest (1)	2,017	714	1,303	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	93	47	41	5	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities
Reflected on the Registrant’s
Balance Sheet under GAAP	—	—	—	—	—
Total	$118,304	$8,074	$79,270	$30,960	$—

(1)     As of December 31, 2010, we had one loan totaling $25.4 million which bore interest at a floating rate.  The variable interest rate payments are based on LIBOR plus 2.6%.  The information in the table above reflects our projected interest rate obligations for the floating rate payments based on one-month LIBOR as of December 31, 2010, which was 0.26%.

Distributions

During 2010, we paid distributions to our OP Unit holders of $7.4 million, compared to $6.9 million in 2009.  OP Unit holders receive monthly distributions.  Payments of distributions are declared quarterly and paid monthly.   The distributions paid to OP Unit holders follow (in thousands):

		Limited Partners
		Other Than
	Whitestone	Whitestone	Total
2010
Fourth Quarter	$1,616	$514	$2,130
Third Quarter	1,203	515	1,718
Second Quarter	1,176	610	1,786
First Quarter	1,163	610	1,773
Total	$5,158	$2,249	$7,407

2009
Fourth Quarter	$1,163	$610	$1,773
Third Quarter	1,163	610	1,773
Second Quarter	1,163	530	1,693
First Quarter	1,156	531	1,687
Total	$4,645	$2,281	$6,926

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table provides a general comparison of our results of operations for the years ended December 31, 2010 and December 31, 2009:

	Year Ended December 31,
	2010	2009
Number of properties owned and operated	38	36
Aggregate gross leasable area (sq. ft.)(1)	3,162,020	3,039,044
Ending occupancy rate - operating portfolio(2)	86%	82%
Ending occupancy rate - all properties	84%	82%

Total property revenues	$31,533	$32,685
Total property expenses	12,283	12,991
Total other expenses	17,251	17,201
Provision for income taxes	264	222
Loss on disposal of assets	160	196
Net income	$1,575	$2,075

Funds from operations (3)	$8,432	$8,618
Distributions paid on OP Units	7,407	6,926
Per OP Unit	1.25	1.35
Distributions paid as a % of funds from operations	88%	80%

(1)     During the first quarter of 2010, we concluded that approximately 25,000 square feet at our Kempwood Plaza and Centre South locations were no longer leasable, therefore such area is no longer included in the gross leasable area.
(2)     Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties which are undergoing significant redevelopment or re-tenanting.
(3)     For a reconciliation of funds from operations to net income, see "Funds From Operations" below.

Property revenues.  We had rental income and tenant reimbursements of approximately $31.5 million for the year ended December 31, 2010 as compared to $32.7 million for the year ended December 31, 2009, a decrease of $1.2 million, or 4%. The twelve months ended December 31, 2009 included a $0.4 million business interruption settlement that was not repeated during the twelve months ended December 31, 2010. Additionally, tenant reimbursement revenues decreased approximately $0.7 million during the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009. The decrease in tenant reimbursement revenues was primarily the result of a $0.7 million decrease in total property expenses.

Property expenses.  Our property expenses were $12.3 million for the year ended December 31, 2010, as compared to $13.0 million for the year ended December 31, 2009, a decrease of $0.7 million, or 5%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Year Ended December 31,		Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
Real estate taxes	$3,925	$4,472	$(547)	(12)%
Utilities	2,277	2,387	(110)	(5)%
Contract services	2,140	2,108	32	2%
Repairs and maintenance	1,403	1,408	(5)	0%
Bad debt	536	877	(341)	(39)%
Labor and other	2,002	1,739	263	15%
Total property expenses	$12,283	$12,991	$(708)	(5)%

Real estate taxes.  Real estate taxes decreased $0.5 million, or 12%, during the twelve months ended December 31, 2010 as compared to the same period in 2009, primarily as a result of lower valuations by the various county appraisal districts. In 2010, primarily as a result of our formal protests of assessed values, the various appraisal districts agreed to lower valuations and resulting taxes by significant amounts. We work actively to keep our valuations and resulting taxes as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Utilities.  Utilities decreased $0.1 million, or 5%, during the twelve months ended December 31, 2010 as compared to the same period in 2009. The decrease in utility expenses was primarily attributed to the electricity usage of our six office buildings in Texas, which were charged at a lower rate per kilowatt hour during 2010 due to our new contracts with our electricity provider for lower fixed rates.

Bad debt.  Bad debt for the twelve months ended December 31, 2010 decreased $0.3 million, or 39%, as compared to the same period in 2009. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $0.3 million, or 15%, in labor and other during 2010 were the result of the internalization of many maintenance functions and increased focus on tenant service and property conditions by property management personnel. We have been able to accomplish a greater focus on tenant service and property conditions as a result of realignment of duties and reductions in administrative duties required of these individuals. This decrease in administrative duties is a result of improvements in systems, processes and reporting.

Other expenses.  Our other expenses were $17.3 million for the year ended December 31, 2010, as compared to $17.2 million for the year ended December 31, 2009, an increase of $0.1 million.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase /	% Increase /
	2010	2009	(Decrease)	(Decrease)
General and administrative	$4,992	$6,072	$(1,080)	(18)%
Depreciation and amortization	7,225	6,958	267	4%
Involuntary conversion	(558)	(1,542)	984	(64)%
Interest expense	5,620	5,749	(129)	(2)%
Interest income	(28)	(36)	8	(22)%
Total other expenses	$17,251	$17,201	$50	0%

General and administrative.  General and administrative expenses decreased approximately $1.1 million or 18% for the twelve months ended December 31, 2010 as compared to the same period in 2009. Whitestone's share-based compensation expense decreased approximately $0.7 million during 2010. The majority of share-based compensation recognized during

2009 represented the achievement of the first performance-based target on certain share-based compensation grants. With our current asset base, Whitestone's management does not expect to achieve the second performance-based target, and share-based compensation was significantly lower during 2010 than 2009 because fewer unvested shares are expected to vest. Should we increase our asset base, Whitestone may achieve the next performance-based target and begin expensing the shares expected to vest upon the achievement of the second target.
Whitestone's salaries and benefits, excluding share-based compensation, were approximately $0.2 million less during the twelve months ended December 31, 2010 than during the same period in 2009, primarily as a result of fewer employees and company wide salary reductions taken in October 2009. Additionally, Whitestone's allocation of internal labor to properties increased $0.4 million in 2010, reducing general and administrative expense and increasing property expenses. Property management personnel have been able to achieve a greater focus on tenant service and property conditions because much of their administrative burden was removed by a realignment of duties and system and process improvements. Professional fees increased $0.2 million during the twelve months ended December 31, 2010 as compared to the same period in 2009.
Depreciation and amortization.  Depreciation and amortization increased $0.3 million, or 4%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The increase in depreciation expense was primarily comprised of tenant improvements at our Uptown Tower property located in Dallas, Texas and our West Belt Plaza and Plaza Park locations located in Houston, Texas. The Uptown Tower spending was for office tenants, while the West Belt Plaza and Plaza Park improvements were for leases that ended during 2010 with the U.S. Census Bureau. We expect depreciation and amortization to increase as we acquire properties.

Involuntary conversion.  Involuntary conversion was a gain of $0.6 million for the year ended December 31, 2010, as compared to a gain of $1.5 million during the same period in 2009.  The involuntary conversion gain of $0.6 million recognized during the twelve months ended December 31, 2010 represents the completion of the repairs to the 31 properties impacted by Hurricane Ike at costs that were lower than we estimated as of December 31, 2009. The estimated costs were sensitive to the scope requirements of our lenders and labor and material costs of our vendors, and the final costs incurred were more favorable than we anticipated. During the year ended December 31, 2009, we completed a settlement of our insurance claims related to our 31 properties damaged by Hurricane Ike.  The settlement was $7.0 million in its entirety, with $6.5 million allocated to casualty claims and approximately $0.5 million allocated to loss of rents claims.  For the twelve months ended December 31, 2009, the $6.5 million in insurance proceeds allocated to casualty losses were offset by accrued repair costs of $5.1 million resulting in a gain of $1.4 million.  The remaining $0.1 million in involuntary conversion gain for the year ended December 31, 2009 was realized on an insurance settlement we completed during 2009 on a chiller unit at our Uptown Tower property in Dallas, Texas.

Interest expense. Interest expense for the year ended December 31, 2010 was $5.6 million, a decrease of $0.1 million over the same period in 2009.  A decrease in our average outstanding notes payable balance of $3.2 million accounted for the decrease in interest expense for the twelve months ended December 31, 2010 as compared to the same period in 2009.

 Result of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table provides a general comparison of our results of operations for the years ended December 31, 2009 and December 31, 2008 (dollars in thousands):

	Year Ended December 31,
	2009	2008
Number of properties owned and operated	36	35
Aggregate gross leasable area (sq. ft.)	3,039,044	2,990,892
Ending occupancy rate - operating portfolio(1)	82%	84%
Ending occupancy rate - all properties	82%	84%

Total property revenues	$32,685	$31,201
Total property expenses	12,991	12,835
Total other expenses	17,201	19,600
Provision for income taxes	222	219
Loss on disposal of assets	196	223
Income (loss) from continuing operations	2,075	(1,676)
Loss from discontinued operations	—	(188)
Gain from sale of properties from discontinued operations	—	3,619
Net income	$2,075	$1,755

Funds from operations (2)	$8,618	$4,236
Distributions paid on OP Units	6,926	8,672
Per OP Unit	1.35	1.74
Distributions paid as a % of funds from operations	80%	205%

(1)     Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties which are undergoing significant redevelopment or re-tenanting.
(2)     For a reconciliation of funds from operations to net income, see "Funds From Operations" below.

Property revenues.  We had rental income and tenant reimbursements of approximately $32.7 million for the year ended December 31, 2009 as compared to $31.2 million for the year ended December 31, 2008, an increase of $1.5 million, or 5%. The increase was primarily attributable to the addition of our Spoerlein Commons property during January 2009.

Property expenses.  Our property expenses were $13.0 million for the year ended December 31, 2009, as compared to $12.8 million for the year ended December 31, 2008, an increase of $0.2 million, or 1%. The primary components of total property expenses are detailed in the table below (in thousands):

	Year Ended December 31,		Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
Real estate taxes	$4,472	$3,973	$499	13%
Utilities	2,387	2,679	(292)	(11)%
Contract services	2,108	2,138	(30)	(1)%
Repairs and maintenance	1,408	1,633	(225)	(14)%
Bad debt	877	731	146	20%
Labor and other	1,739	1,681	58	3%
Total property expenses	$12,991	$12,835	$156	1%

Real estate taxes.  Increases during 2009 in real estate taxes of $0.5 million, or 13%, were the result of increased assessed values on our properties and the addition of the Spoerlein Commons property during January 2009.

Utilities.  Utilities decreased $0.3 million, or 11%, during 2009. The majority of our utility expense is the electricity usage of our seven office buildings which were charged at a lower rate per kilowatt hour during the second half of 2009 due to our new contracts with our electricity provider for lower fixed rates in the Texas market.

Repairs and Maintenance. Repairs and maintenance decreases of $0.2 million, or 14%, during 2009 were primarily attributable to decreases in hard surface and parking lot repair costs and the internalization of many maintenance functions.

Bad debt.  Bad debt for the year ended December, 31 2009 was $0.1 million, or 20%, more than in 2008. The increase in bad debt was driven by slower paying tenants and abandonments. We vigorously pursue past due accounts, but expect for collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $0.1 million, or 3%, in labor and other during 2009 were the result of increased travel and marketing costs.

Other expenses.  Our other expenses were $17.2 million for the year ended December 31, 2009, as compared to $19.6 million for the year ended December 31, 2008, a decrease of $2.4 million, or 12%. The primary components of other expenses, net are detailed in the table below (in thousands):

	Year Ended December 31,		Increase /	% Increase /
	2009	2008	(Decrease)	(Decrease)
General and administrative	$6,072	$6,708	$(636)	(9)%
Depreciation and amortization	6,958	6,859	99	1%
Involuntary conversion	(1,542)	358	(1,900)	(531)%
Interest expense	5,749	5,857	(108)	(2)%
Interest income	(36)	(182)	146	(80)%
Total other expenses	$17,201	$19,600	$(2,399)	(12)%

General and administrative.  The decrease of $0.6 million, or 9%, in general and administrative expense was primarily due to decreased legal fees related to litigation with our former CEO and our former external advisor, offset by Whitestone's share-based compensation that was incurred in 2009 but not in 2008. Legal fees were $0.3 million for the year ended December 31, 2009, as compared to $1.7 million for the same period in 2008. Whitestone's share-based compensation was $1.0 million and $0.0 million for the years ended December 31, 2009 and 2008, respectively.

Depreciation and amortization.  Depreciation and amortization increased $0.1 million, or 1%, for the year ended

December 31, 2009, as compared to the year ended December 31, 2008. During 2009 depreciation increased $0.8 million, or 16%, while amortization decreased $0.7 million, or 35%. The increase in depreciation expense is the result of tenant improvements placed in service and depreciation on our Pima Norte and Spoerlein Commons properties, which were placed in service in late 2008 and early 2009, respectively. The decrease in amortization expense is primarily attributable to the loan fees which were $0.4 million during 2009 compared to $1.1 million during 2008.

Involuntary conversion.  Involuntary conversion was a gain of $1.5 million for the year ended December 31, 2009, as compared to a loss of $0.4 million during the same period in 2008. During the year ended December 31, 2009, we completed a settlement of our insurance claims related to our 31 properties damaged by Hurricane Ike. The settlement was $7.0 million in its entirety, with $6.5 million allocated to casualty claims and approximately $0.5 million allocated to loss of rents claims. The $6.5 million in insurance proceeds allocated to casualty losses were offset by accrued repair costs of $5.1 million, resulting in a gain of $1.4 million. The remaining $0.1 million in involuntary conversion gain for the year ended December 31, 2009 was realized on an insurance settlement we completed during 2009 on a chiller unit at our Uptown Tower property in Dallas, Texas. Repair costs of $0.4 million expensed during the twelve months ended December 31, 2008 related to Hurricane Ike are included in the 2008 involuntary conversion loss.

Interest expense, net. Interest expense for the year ended December 31, 2009 was $5.7 million, a decrease of $0.1 million over the same period in 2008. An increase in the average outstanding note payable balance of $14.9 million accounted for approximately $1.0 million in increased interest expense during 2009, while a lower effective interest rate of 1.0% per annum (excluding amortized loan fees) accounted for approximately $1.1 million in decreased interest expense during 2009. The decrease in interest income of approximately $0.1 million is primarily due to lower interest rates of return on our deposits.

Discontinued operations.  Discontinued operations are comprised of the two properties known as Garden Oaks and Northeast Square. The two properties were transferred to our former CEO and our former external advisor as part of a legal settlement on May 30, 2008. Below is a summary of income from discontinued operations (in thousands):

	Year Ended December 31,
	2009	2008
Property Revenues
Rental revenues	$—	$333
Other revenues	—	225
Total property revenues	—	558
Property Expenses
Properties operation and maintenance	—	391
Real estate taxes	—	133
Total property expenses	—	524
Other expense
General and administrative	—	—
Depreciation and amortization	—	218
Total other expense	—	218
Income (loss) before gain (loss) on disposal of assets and income taxes	—	(184)
Gain on sale of properties	—	3,619
Provision for income taxes	—	(4)
Income from discontinued operations	$—	$3,431

Funds From Operations and Funds From Operations - Core

The National Association of Real Estate Investment Trusts, or NAREIT, defines funds from operations, or FFO, as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.  In addition, securities analysts, investors and other interested parties use FFO as the primary metric for comparing the relative performance of equity REITs.  There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.  FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Management believes that the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, gains and losses on insurance claim settlements, acquisition costs and certain costs paid as a result of our litigation with our former external manager.

Below is the calculation of FFO and FFO-Core and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):

Reconciliation of Non-GAAP Financial Measures

	Year Ended December 31,
	2010	2009	2008
Net Income	$1,575	$2,075	$1,755
Depreciation and amortization of real estate assets (1)	6,697	6,347	5,877
(Gain) loss on sale or disposal of assets (1)	160	196	(3,396)
FFO	8,432	8,618	4,236
Acquisition costs	46	75	—
(Gain) loss on insurance settlement (2)	(558)	(1,934)	358
Litigation costs with our former external manager	—	—	1,491
FFO-Core	$7,920	$6,759	$6,085

(1)     Including amounts for discontinued operations.
(2)     $392 included in rental revenue for the twelve months ended December 31, 2009.

Taxes

Whitestone elected to be taxed as a REIT under the Internal Revenue Code beginning with its taxable year ended December 31, 1999.  As a REIT, Whitestone generally is not subject to federal income tax on income that it distributes to its shareholders.  If Whitestone fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates.  Whitestone believes that it is organized and operates in a manner to qualify and be taxed as a REIT, and it intends to operate so as to remain qualified as a REIT for federal income tax purposes.

Inflation

We anticipate that the majority of our leases will continue to be triple-net leases or otherwise provide that tenants pay for increases in operating expenses and will contain provisions that we believe will mitigate the effect of inflation.  In addition, many of our leases are for terms of less than five years, which allows us to adjust rental rates to reflect inflation and other changing market conditions when the leases expire.  Consequently, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon our operating results.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of December 31, 2010.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity risk.  We are exposed to changes in interest rates as a result of our debt facilities that have floating interest rates.  As of December 31, 2010, we had $25.4 million of loans with floating interest rates.  All of our financial instruments were entered into for other than trading purposes.  As of December 31, 2010, we did not have a fixed rate hedge in place, leaving $25.4 million subject to interest rate fluctuations.  The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of annual net income of approximately $0.3 million, respectively.

Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we try to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-K, as of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company's management, including Whitestone's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the CEO of Whitestone and CFO of Whitestone concluded that as of December 31, 2010, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported on a timely basis.  In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Whitestone REIT is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of Whitestone's management, it conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework,

Whitestone's management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes during the Company's quarter ended December 31, 2010, in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financing reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance.

The Operating Partnership is managed by Whitestone. Consequently, the Operating Partnership does not have its own separate trustees or executive officers. This Item 10 reflects information with respect to the trustees and Named Executive Officers of Whitestone.

Members of Whitestone's Board of Trustees

Set forth below are descriptions of the backgrounds and principal occupations of each of Whitestone's trustees, and nominee for trustee, and the period during which each has served as a trustee, each as of the date of Whitestone's Annual Meeting.

Trustee	Age(1)	Business Experience	Trustee Since
Daryl J. Carter	55
Mr. Carter founded and since 2007 has served as Chairman and CEO of Avanath Capital Partners, LLC, an investment firm focused on urban-themed real estate and mortgage investments. From 2005 to 2007, Mr. Carter was an Executive Managing Director of Centerline Capital Group, or Centerline, a subsidiary of Centerline Holding Company (NYSE), and head of the Commercial Real Estate Group. From 2005 to 2007, he was also the President of American Mortgage Acceptance Corporation, a publicly-held, commercial mortgage lender (AMEX) that was externally managed by Centerline. Mr. Carter became part of Centerline when his company, Capri Capital Finance, or CCF, was acquired by Centerline in 2005 and stayed with Centerline until 2006. Mr. Carter co-founded and served as Co-Chairman of both CCF and Capri Capital Advisors in 1992. He was instrumental in building Capri into a diversified real estate firm with $8 billion in real estate equity and debt investments under management. Prior to Capri, Mr. Carter was Regional Vice President at Westinghouse Credit Corporation in Irvine and a Second Vice President at Continental Bank in Chicago. Since 2003, Mr. Carter has served as a trustee of Paragon Real Estate Equity and Investment Trust, traded on the former American Stock Exchange until 2006, Trustee of the Urban Land Institute, Treasurer and Executive Committee Member of the National Multifamily Housing Association. He has also served as Chairman of the Commercial Board of Governors of the Mortgage Bankers Association. Mr. Carter serves on the Dean's Advisory Council of the M.I.T. Sloan School of Management.
			February 2009
Daniel G. DeVos	52
Since 1993, Mr. DeVos has served as Chairman of the Board and Chief Executive Officer of DP Fox Ventures, LLC, a diversified management enterprise with investments in real estate, transportation and sports teams. Since 1999, Mr. DeVos has served as the President and Chief Executive Officer of Fox Motors, based in Grand Rapids, Michigan, majority owner of the Grand Rapids Rampage (AFL) and has an ownership interest in the Orlando Magic (NBA). Mr. DeVos has served as Vice Chairman of the RDV Corporation Board since 2009 and since 1990 has served as a director and currently serves on the Audit Committee of Alticor, Inc., the parent of Amway Corporation, located in Ada, Michigan. Since March 2003, Mr. DeVos has served as a trustee of Paragon Real Estate Equity and Investment Trust, traded on the former American Stock Exchange until 2006, and served as a trustee of First Union Real Estate Investments, an NYSE-listed REIT, from 1994 to 1998.
			February 2009

Donald F. Keating	78	Mr. Keating was formerly the Chief Financial Officer of Shell Mining Company. Mr. Keating retired from Shell Mining Company in 1992 and continued to provide consulting services to Shell Oil until 2002. Since 2002, Mr. Keating has managed his personal investments. Mr. Keating graduated from Fordham University with a Bachelor of Science Degree in Finance and served in the United States Marine Corps as infantry company commander. He is a former board member of Billiton Metals Company, R & F Coal Company and Marrowbone Coal Company.	2008
Jack L. Mahaffey	79	Mr. Mahaffey was formerly the President and Chief Executive Officer of Shell Mining Company. Since retiring from Shell Mining Company in 1991, Mr. Mahaffey has managed his personal investments. Mr. Mahaffey served in the United States Air Force and is a former board member of the National Coal Association and the National Coal Counsel.	2000
James C. Mastandrea	67
Mr. Mastandrea has over 35 years of experience in the real estate industry and 17 years serving in high level positions of publicly traded companies. He has also served since 2003 as the President, Chief Executive Officer and Chairman of the Board of Trustees of Paragon Real Estate Equity and Investment Trust, a real estate company currently focused on value-added real estate and investments in shares of publicly-traded real estate investment trusts, which traded on the former American Stock Exchange until 2006. Mr. Mastandrea has also served since 1978 as the Chief Executive Officer/Founder of MDC Realty Corporation, a privately held residential and commercial real estate development company. From 1999 to 2002, Mr. Mastandrea served as Chief Executive Officer of Eagle's Wings Aviation Corporation, an entity formed to purchase a troubled aviation services business. At the time of the purchase, the business was in default on debt obligations. Following the September 11, 2001 terrorist attacks, the business was further adversely affected and in March 2002, Eagle's Wings Aviation Corporation filed for protection under Chapter 11 of the federal bankruptcy laws. From 1994 to 1998, Mr. Mastandrea served as Chairman and Chief Executive Officer of First Union Real Estate Investments, a NYSE-listed real estate investment trust. Mr. Mastandrea also served in the U.S. Army as a Military Police Officer. Mr. Mastandrea currently is a director of Cleveland State University Foundation Board and a member of the investment committee, a director of University Circle Inc. Board, Cleveland, Ohio, and a member of the real estate committee, and a director of the Calvin Business Alliance Board of Calvin College, Grand Rapids, Michigan. Mr. Mastandrea regularly lectures to MBA students at the University of Chicago and Rice University and also regularly presents to institutional investors in the U.S. and Europe.
			October 2006

(1) As of March 23, 2011.

Qualifications of Trustees

When considering whether Whitestone's trustees nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of Whitestone's operational and organizational structure, Whitestone's Nominating and Corporate Governance Committee and its Board focused primarily on the information discussed in each of the individual biographies set forth above and on the following particular attributes:

Mr. Carter:  The Board considered his management experience with a number of financial and real estate entities and determined that his extensive financial background and demonstrated leadership skills provide exceptional qualification to perform oversight functions as a member of Whitestone's Audit Committee and as a member of its Board of Trustees.

Mr. DeVos: The Board considered his extensive and diverse business experience within and outside the real estate industry and concluded that his leadership skills in business and non-profit management make him exceptionally qualified to serve in the capacity of  Chairman  of the Nominating and Corporate Governance Committee and as a member of Whitestone's Compensation Committee and its Board of Trustees.

Mr. Keating:  The Board considered his educational and professional experience in the field of finance and accounting as well as supervisory roles in the accounting industry and determined that his experience and skills in these industries facilitate his oversight and administration of Whitestone's accounting and financial reporting practices, risk management efforts and compliance with applicable regulatory standards in the capacity of Chairman of the Audit  Committee, as a member of Whitestone's Nominating and Corporate Governance and Compensation Committees and its Board of Trustees.

Mr. Mahaffey:  The Board considered his demonstrated ability of oversight and decision-making functions during his tenure within the petroleum industry and his experience in managing investments and determined that his expertise in these areas enhances his oversight and administration of Whitestone's compensation programs in the capacity of Chairman of the Compensation Committee and as a member of its Nominating and Governance Committee and its Board of Trustees.

Mr. Mastandrea:  The Board considered his prior service to Whitestone as its Chairman and Chief Executive Officer, his thirty-five years of experience in the commercial real estate industry, and his seventeen years serving in high level positions of publicly traded companies, and determined that his intimate knowledge of Whitestone, his extensive experience and familiarity with the commercial real estate industry and public companies are critical to the oversight of Whitestone's strategic initiatives and the evaluation of its operational performance in his capacity as Chief Executive Officer and Chairman of its Board of Trustees.

Executive Officers

The following table sets forth certain information about Whitestone's executive officers. Whitestone's executive officers serve one-year terms at the pleasure of the Board.

Executive Officers	Age(1)	Position	Recent Business Experience
James C. Mastandrea	67	Chairman of the Board of Trustees and Chief Executive Officer (October 2006 - present)
President, Chief Executive Officer and Chairman of the Board of Trustees of Paragon Real Estate Equity and Investment Trust, a real estate company currently focused on value-added real estate and investments in shares of publicly-traded real estate investment (2003 - present); Chief Executive Officer/Founder of MDC Realty Corporation, a privately held residential and commercial real estate development company (1978 - present); Chief Executive Officer of Eagle's Wings Aviation Corporation (1999 -2002), Chairman of the Board of Trustees and Chief Executive Officer of First Union Real Estate Investments, a NYSE listed REIT (1994 - 1998).

John J. Dee	59	Chief Operating Officer (October 2006 - present)
Trustee, Senior Vice President, and Chief Financial Officer of Paragon Real Estate Equity and Investment Trust (2003 - present); Senior Vice President and Chief Financial Officer of MDC Realty Corporation, a privately held residential and commercial real estate development company (2002 - 2003); Director of Finance and Administration for Frantz Ward, LLP (2000 - 2002); several management positions and most recently Senior Vice President and Chief Accounting Officer with First Union Real Estate Investments, a NYSE listed REIT (1978 to 2000).

David K. Holeman	47	Chief Financial Officer (November 2006 - present)
Chief Financial Officer of Hartman Management, Whitestone's former advisor (2006); Vice President and Chief Financial Officer of Gexa Energy, a NASDAQ listed retail electricity provider (2004 - 2006); Controller and most recently Chief Financial Officer of Houston Cellular Telephone Company (1994 - 2003).

Valarie L. King	49	Sr. Vice President - Regional Director (October 2006 - present)	Several management positions and most recently Vice President of Property Management for Hartman Management, Whitestone's former advisor (2000 - 2006).
Daniel E. Nixon, Jr.	62	Sr. Vice President - Regional Director (July 2007 - present)
Executive Vice President for Hull Storey Retail Group, LLC, owner of 17 enclosed malls, totaling 11 million square feet (2000 - 2007), several management positions and most recently Executive Vice President, Director of Retail at First Union Real Estate Investments, a NYSE listed REIT (1978-1999).

(1) As of March 23, 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the disclosure requirements of Item 405 of SEC Regulations S-K require trustees and executive officers and persons who own more than 10% of our OP units to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC rules to furnish us with copies of these reports. Based solely on a review of the written statements and copies of such reports furnished to us by the executive officers, trustees and greater than 10% beneficial owners, we believe that during fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to any officers, trustees and shareholders were timely satisfied.

Code of Business Conduct and Ethics

Whitestone's Board has adopted a code of business conduct that is applicable to all members of its Board, its executive officers and its employees. Whitestone has posted its Code of Business Conduct and Ethics on the Corporate Governance section of its website at www.whitestonereit.com. If Whitestone amends or grants any waiver from a provision of its Code of Business Conduct and Ethics, it will publicly disclose such amendment or waiver in accordance with and if required by applicable law, including by posting such amendment or waiver on its website at the address above or by filing a current report on Form 8-K.

Audit Committee

The primary purposes of Whitestone's Audit Committee are:
•overseeing Whitestone's accounting and financial reporting process, the audits of its financial statements; and
•assisting Whitestone's Board in monitoring the following:
◦the integrity of Whitestone's financial statements and financial reporting processes and systems of internal controls;
◦the qualifications and independence of Whitestone's independent accountants;
◦the performances of Whitestone's independent accountants; and
◦Whitestone's compliance with legal and regulatory requirements.

The committee also prepares a report each year for inclusion in Whitestone's annual proxy statement in accordance with the rules of the SEC.

The committee currently consists of Daryl J. Carter, Donald F. Keating and Jack L. Mahaffey, with Mr. Keating serving as chairman. Whitestone's Board of Trustees has determined that Mr. Keating is an “audit committee financial expert” as defined by the rules promulgated by the SEC. Each member of the committee is “independent” under the NYSE Amex listing standards and applicable SEC rules.

Item 11.  Executive Compensation.

The Operating Partnership is managed by Whitestone.  Consequently, the Operating Partnership does not have its own separate trustees or executive officers.  This Item 11 reflects information with respect to the trustees and Named Executive Officers of Whitestone.

Compensation Discussion and Analysis

Introduction

This Compensation Discussion & Analysis, or CD&A, focuses on Whitestone's Chief Executive Officer, Chief Financial Officer and its three other most highly compensated executive officers, which we refer to as the named executive officers, or NEOs, about important information and summary material regarding the compensation levels, incentive programs, incentive awards, compensation policy and governance. The CD&A presents the philosophy, methods and processes that Whitestone's Compensation Committee, or the Committee, uses to make decisions regarding NEO compensation.

The Committee believes that the information presented herein demonstrates that Whitestone's NEO team has accomplished significant goals on behalf of its shareholders in 2010, and has done so without cash incentives and with below market salaries. The NEOs' willingness to voluntarily reduce their base salaries to reduce costs, and expand their responsibilities to maintain efficient operations with reduced manpower, is a powerful statement of commitment to the long term success of Whitestone and its shareholders. Further, we believe the interests of the NEOs are strongly aligned with those of Whitestone's shareholders, as its Long-Term Equity Incentive Ownership Plan, or the Plan, approved by shareholders in 2008, which provides for long-term performance-based vesting of Whitestone's shares, is currently the primary component of Whitestone's incentive-based compensation. We believe the information in this CD&A also demonstrates that Whitestone's compensation governance program is commensurate with the company's growth and follows the best practices in the industry.

The Committee's charter specifies responsibility for establishing, implementing and continually monitoring Whitestone's executive compensation programs. Additionally, the Committee is responsible for the assessment of executive compensation relative to Whitestone's performance, the rationale in ensuring that the application of its compensation plans to specific executive incentive awards is justifiably appropriate, and making all compensation-related recommendations to the Board.

The material presented in this CD&A relates to: (1) all compensation components for Whitestone's five NEOs, and (2) to the extent required, an understanding of Whitestone's executive compensation and Committee activities, responsibilities and decisions, and provides summary information on the following:

▪	Whitestone's overall compensation programs and characteristics;

▪	performance evaluation methodology and results;

▪	compensation plans adopted and that may be considered in the future; and

▪	comparative market compensation assessment.

Throughout this discussion, James C. Mastandrea, Whitestones' Chairman and Chief Executive Officer, John J. Dee, Whitestone's Chief Operating Officer, David K. Holeman, Whitestone's Chief Financial Officer, Valarie L. King, Whitestone's Senior Vice President - Regional Director (Southwest) and Daniel E. Nixon, Jr., Whitestone's Senior Vice President - Regional Director (Texas and Central) are the executives referred to as NEOs.

Highlights and Summary

2010 was a challenging yet successful year for Whitestone because it achieved one of its major goals of having its shares become publicly traded through a public offering and concurrent listing of Class B common shares on a stock exchange. This allowed for a broader shareholder base, institutional investor interest, shareholder liquidity and a market-based indication of value.

Executive compensation for 2010 reflected many of the policy actions initiated in 2009 to reduce costs during the economic downturn. The highlights of 2010 include:

▪	Base salaries remained at the reduced levels of October 2009 when the NEOs voluntarily agreed to reduce their base salaries by 12.5%.

▪	No bonus payments were made for 2010 performance, except to the CFO recognizing his contributions in the successful public offering.

▪
Increased funds from operations, or FFO, in 2009, attained through both focused operations management and acquisitions, triggered in March 2010 the vesting of the first 10% of long-term incentive awards granted pursuant to the Plan.

▪	All perquisites and miscellaneous expenses that were reduced or eliminated in 2009 remained even in 2010.

▪	No additional incentive or compensation programs were adopted in 2010.

▪	No changes to Whitestone's existing incentive program were made.

▪
The NEOs, as well as all other participants in the Plan, elected to return a portion of the shares that vested in March 2010 to pay their estimated tax obligations and were granted an equal number of restricted shares to replace the shares returned to the company, which will vest equally over three years.

Compensation Strategy and Philosophy

Total compensation for the NEOs is highly weighted to long-term incentive opportunity and highly correlated with increasing shareholder value, consistent with the overall philosophy and compensation strategy adopted by the Committee.

The Committee believes that the most effective executive compensation strategy is one that encourages entrepreneurship, which is a core driver of creating real estate value and is designed to target specific annual and long-term goals defined by management and approved by the Board, and aligns the economic interests of company associates with shareholders. This strategy is designed to reward the achievement of performance above established goals that contribute to increased shareholder value.

The Committee believes that an effective executive compensation strategy has several components aimed at specific objectives and timeframes.

▪
Base Salary. The Committee believes the base salary should be reflective of position, responsibility and experience, and correlated with market-based salary levels for similar positions with competitor companies. The Committee believes that the 50th percentile level of Whitestone's competitive market is the appropriate benchmark to target for base salary at this time for Whitestone's growth and size, however members of Whitestone's senior management, including its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, fall below that level.

▪
Annual Incentive Bonus. A bonus provides an opportunity for selected employees (and potentially all employees) to receive an annual cash (or potentially cash and shares) award based on the achievement of specific organization, operating and financial goals and objectives at three levels during any fiscal year of Whitestone's operation:

◦	corporate performance;

◦	business unit (functional area) performance; and

◦	individual performance.

Currently, Whitestone has not formalized an annual bonus incentive plan, but may design a plan in the future. The Committee believes that any design of an annual incentive plan should establish a threshold, target and maximum incentive opportunity for participants. Additionally, the annual incentive plan should be designed to provide an effective weighting and performance measurement system for corporate, business unit (functional), and individual objectives, and be flexible to adapt to Whitestone's changing needs and circumstances. Because of the current economic conditions, annual incentive bonuses were generally eliminated subsequent to March 2008.

▪
Long-Term Equity Incentive Plan. In July 2008, Whitestone's shareholders approved the Plan to provide equity-based grants as incentive compensation to its NEOs and other employees. A long-term incentive plan is an opportunity for the NEOs and other employees to receive grants of equity (restricted shares and restricted share units) that vest upon the achievement of long-term incremental value for the company and its shareholders. The Plan is designed to encourage entrepreneurship and align the interests of Whitestone's NEOs and employees with its long-term strategy and is expected to be an important component of total compensation and key retention of participants.

▪
Benefits and Other Perquisites. Whitestone provides the NEOs, as well as all other employees, a full range of benefits related to insurances for health and security. These benefit plans, and other perquisites to key employees, are consistent with Whitestone's competitors for experienced executives and are an important component of retention.

The Committee charter outlines the Committee's key objectives in the governance of compensation plan development and award decisions, including its major responsibilities to evaluate Whitestone's performance and executive compensation and the relationship between them in any year and over time, one of the fundamental rationales for incentive compensation. Additionally, the Committee must ensure to the extent possible that Whitestone maintains its ability to attract and retain employees in key positions and that compensation opportunities to key employees remain competitive relative to those of similarly situated executives of its peer companies. To that end, the Committee believes executive compensation packages currently provided and to be developed will reflect the elements outlined above and have specific performance measurement and accountability procedures to correlate with incentive awards.

Compensation Objectives

In association with the overall compensation strategy and philosophy outlined above, the Committee defines its core values and fundamental guiding principles relating to executive compensation as follows:

▪
Compensation is linked to performance. Executive pay is linked to the company's performance and performance of the NEOs. NEOs should be rewarded for achieving annual strategic, operating, and financial goals. Goals should be defined and directed by Whitestone's strategic plan. Long-term compensation should promote retention and align the interests of management and employees with the long-term interests of its shareholders.

▪
Compensation elements should be appropriately balanced. The mix of compensation elements will vary with respect to each NEO's position and the company's circumstances. Base salary and benefits are designed to attract and retain experienced key personnel. Annual incentives emphasize annual objectives, while long-term compensation emphasizes growth in profitability and shareholder value. The proportion of “guaranteed” and “at risk (incentive)” compensation should be structured by position consistent with responsibility, target total compensation level and market benchmarks. Additionally, a severance benefits program is appropriate to encourage retention and objectivity in connection with events that may trigger a change in control of Whitestone or other circumstances of separation. Whitestone does not currently have a general severance benefits program, but may develop one in the future.

▪
Compensation should be fair and competitive. The Committee strives to establish fair and competitive compensation for the NEOs (and other management), and does so by the process and assessment methods as described in the Committee charter.

▪
Executive stock ownership is expected. The Committee believes that all executive officers (and to the extent possible, all employees) should also be shareholders. The Committee, as wells as the NEOs, expect compensation in the form of awards pursuant to the Plan to help achieve this objective.

▪
The Committee and Board exercise independent judgment. On behalf of Whitestone's shareholders, the Committee and the Board ensure that executive compensation is appropriate and effective, and that all assessments, engagement of advisors, analysis, discussion, rationale and decision making are through the exercise of independent judgment.

▪
Compensation may be structured to meet corporate tax and accounting rules. Whitestone generally structures the NEO compensation so that all elements of pay are tax deductible to it. Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, limits the amount of compensation Whitestone may deduct in any fiscal year. Compensation above these limits can be deducted if it is awarded under a shareholder approved “performance-based” incentive compensation plan. Under an annual incentive plan, awards which would limit the deductibility of compensation by Whitestone may (upon approval of the Committee) be delayed until a period where the deduction can be taken. Whitestone adheres to all Financial Accounting Standards Board, or FASB, requirements related to the accounting treatment and reporting of compensation expense and valuation.

Roles and Responsibilities in Compensation Decisions

The Committee is specifically responsible for compensation decisions related to the Chairman and Chief Executive Officer.

The Committee reviews, assesses and approves recommendations from the Chairman and Chief Executive Officer regarding any determination of base salary and bonuses to all officers, including the other NEOs. The Committee's philosophy and strategy, and the programs adopted by the Board, establish the general parameters within which the Chairman and Chief Executive Officer determines the recommended compensation for the other NEOs.

James C. Mastandrea, Chairman and Chief Executive Officer, and John J. Dee, Chief Operating Officer, annually review the performance of the other executive officers. The conclusions reached and recommendations made based on these reviews, including base salary adjustments as well as bonuses, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended salary adjustment or bonus award. The Committee also evaluates the performance of the NEOs.

The Committee hires an independent outside compensation consultant familiar with the real estate industry, generally, and Whitestone's competitors, specifically, for use in the assessment of market compensation for the NEOs and the general market conditions as related to compensation policy and practices in the industry and among Whitestone's competitors. This information is used by the Committee to judge industry performance as it relates to the company and to address questions related to effective compensation plans and associate retention.

The Chairman and Chief Executive Officer and Chief Operating Officer may also hire independent compensation advisors (other than those hired by the Committee) in conjunction with the Committee to provide the Committee with additional information for compensation levels and programs for the Committee's consideration, but did not do so in 2010.

Setting Executive Compensation

Based on the strategy and philosophy described above, the Committee has structured Whitestone's annual and long term executive compensation to motivate the executive officers to achieve Whitestone's business goals and reward the executive officers for achieving those goals. In 2008, the Committee engaged CEL & Associates, Inc., or CEL, an independent executive compensation consulting firm with specific expertise in the real estate industry, to conduct a review and benchmarking of total compensation levels for Whitestone's executive officers. The Committee again engaged CEL in 2011, both to review and analyze 2010 NEO compensation, as well as to assist the Committee in setting compensation for 2011. See “ − 2011 Compensation Actions.” CEL provided the Committee with relevant market data and benchmarking recommendations for consideration by the Committee. In addition to market benchmarking, CEL has previously provided annual and long-term plan alternatives to consider when designing and adopting compensation programs for the NEOs. The Committee also independently reviews public disclosures made by companies in the real estate industry and published surveys with particular focus on companies of similar size within Whitestone's industry.

As a part of the compensation decision making process, the Committee compares each element comprising total compensation for the NEO positions against similar positions in a peer group of other real estate investment trusts, or REITs, which we refer to as the Compensation Peer Group. The Compensation Peer Group, which is periodically reviewed and updated by the Committee, consists of companies with which we believe Whitestone competes for talent, investment opportunity, and shareholder investment.

In 2008, the Committee utilized the CEL analysis to set 2008 compensation, which remained unchanged in 2009. In October 2009, the NEOs voluntarily agreed to reductions in their base salaries of 12.5%. The NEOs voluntarily agreed to continue the salary reductions in 2010. Therefore, based upon economic conditions, Whitestone's performance goals and the recommendations of the NEOs, the Committee made no changes to the reduced compensation levels in setting 2010 executive compensation.

The 2008 analysis included a total of seventeen (17) public companies and nine (9) private companies. The public companies included the following, though some of them have since been acquired or merged:

Acadia Realty Trust	Marcus Corporations
AmREIT	PS Business Parks, Inc.
Capital Lease Funding, Inc	Ramco-Gershenson Properties Trust
Cedar Shopping Centers, Inc.	Republic Property Trust
Columbia Equity Trust	Saul Centers, Inc.
First Potomac Realty Trust	Spirit Finance Corporation
Government Properties Trust, Inc.	Thomas Properties Group, Inc.
Kite Realty Group Trust	Urstadt Biddle Properties, Inc.
Winthrop Realty Trust

Whitestone competes with many companies for experienced executives, and the Committee generally has set compensation for the NEOs relative to the range of compensation paid to similarly situated executives of the companies comprising the Compensation Peer Group. Variations to this objective may occur as dictated by the experience level of the individual, market factors, and circumstances particular to Whitestone.

The philosophy of the Committee is to provide programs that offer a significant percentage of total compensation from performance-based incentives. Alignment of key management and employees with Whitestone's growth and the creation of value is the guiding principle of the compensation program. Currently, given Whitestone's limited operating history as an internally managed REIT, policies, specific incentive compensation targets and the mix between cash and equity incentives for key employees will continue to evolve.

The Committee will continue to review a variety of information, including that provided by CEL, to determine the appropriate level and mix of incentive compensation. Income from incentive compensation is realized as a result of performance and that of individual performance, measured against established goals. The Committee believes that the NEOs must think and act like owners to create value, and therefore a significant portion of total compensation to the NEOs should be in the form of share-based long-term incentive compensation. A comprehensive incentive compensation program is a key strategic plan element for Whitestone. With the implementation of the Plan in 2009, the Committee believes the NEOs have a long-term equity program that meets the philosophy of the Committee to link executive compensation to Whitestone's increased value. The Committee and management continue to evaluate annual incentive plans as part of the comprehensive compensation program.

Compensation Related Risk Management

Incentive compensation plans and other opportunities for additional compensation are triggered by financial and operating results and achieved by the behavior and decisions of management. As a part of compensation governance, the Committee must take an oversight role to monitor the actions of management and the opportunities in compensation presented to management to ensure that incentive programs are not creating an environment of excessive risk taking which could be detrimental to shareholders. This “risk management” aspect of the Committee's responsibility is an evolving industry responsibility and focus. The Committee has taken certain steps to establish policies that will limit and manage the risk of management actions as well as measure and monitor business activities that can indicate risk and risk management needs. The relatively smaller size of the company at this time makes these risk management policies easier to manage. However, as the company grows, the Committee will consider and adopt policies as needed to continue to ensure that decisions associated with incentive compensation opportunity do not exceed the intended risk level for the company.

Employment Agreements; Payments Upon Change of Control

Whitestone has not entered into employment agreements with any of its executive officers. However, the Plan provides for certain vesting for all participants in the event of a change in control. The following summarizes the compensation payable to each NEO in the event of a termination of the executive's employment.

Payments Made Upon Any Termination. In all events, Whitestone is obligated to pay all salary and benefits accrued to the executive through and including the date of termination.

Payments Made Upon Voluntary Termination. In the event of an employee voluntary separation, Whitestone is obligated to pay all salary and benefits accrued to the executive through and including the date of termination, but no incentive compensation. Acceleration of the vesting of restricted shares or restricted share units will not occur in this circumstance.

Payments Made Upon Death or Disability. In the event of the employee's death or disability, any unvested restricted common shares or unvested restricted common share units shall immediately vest.

Award Vesting Acceleration. In the event of a Change in Control, as defined below, any unvested restricted common shares or restricted common share units granted pursuant to the Plan will automatically vest prior to the consummation of such Change in Control. In addition, if there are any restricted common share units which have been allocated but not yet granted and the employee remains employed with the acquiring or successor entity, then the employee must receive an award of a comparable value covering shares of a successor corporation.

Change in Control means, unless otherwise defined in the applicable award agreement, any of the following events:

•
any person or entity, including a “group” as defined in Section 13(d)(3) of the Exchange Act, other than Whitestone or one of its wholly-owned subsidiaries or any employee benefit plan of Whitestone or any of its subsidiaries, becomes the beneficial owner of 35% or more of the combined voting power of the outstanding securities that may be cast for the election of the trustees;

•
as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination or contested election, less than a majority of the voting power of the outstanding securities or any successor company or entity entitled to vote generally in the election of the trustees or other corporation or entity after such transaction is held in the aggregate by the security holders entitled to vote generally in the election of the trustees immediately prior to such transaction;

•
during any period of two consecutive years, individuals who at the beginning of that period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the shareholders, of each of the trustees first elected during that period was approved by a vote of at least two-thirds (2/3rds) of the trustees then still in office who were (a) trustees at the beginning of that period, and (b) not initially (1) appointed or elected to office as result of either an actual or threatened election and/or proxy contest by or on behalf of a person other than the Board, or (2) designated by a person who has entered into an agreement with Whitestone to effect a transaction described in (1) or (2) above or (4) or (5) below;

•	Whitestone's complete liquidation or dissolution;

•	the sale or other disposition of all or substantially all of Whitestone's assets to any person; or

•
with respect to award agreements for James C. Mastandrea, as Chairman and Chief Executive Officer, John J. Dee, the Chief Operating Officer, and David K. Holeman, the Chief Financial Officer, only, a termination of the Chief Executive Officer without cause, excluding non-appealable determinations by a court of law for fraud, gross negligence, or willful neglect, which would be considered termination for cause.

2010 Executive Compensation Elements

A description of Whitestone's compensation elements during 2010 are presented below.

Base Salary. The NEOs receive a base salary established by an assessment of the responsibilities, skills and experience related to their respective positions, and an evaluation of the base salary of comparable positions in peer companies in the market in general. Other factors considered in base salary determinations are individual performance, the success of each business unit (functional area), the competitiveness of the executive's total compensation, Whitestone's ability to pay an appropriate and competitive salary, and grants under the Plan. In the past, the NEOs were eligible for annual increases in their base salary as a result of: individual performance; their salary relative to the compensation paid to similarly situated executives in companies comprising the Compensation Peer Group; cost of living considerations; and the time interval and changes in responsibility since the last salary increase. The Board implemented a salary freeze in March 2008 for the salary of all employees above the Assistant Vice President level, which includes all of the NEOs. Because of the difficult economic times during 2009 and 2010, no employee received an annual raise. Additionally, in October 2009, the NEOs voluntarily agreed to reductions in their base salaries by 12.5% as part of a corporate realignment program to reduce overhead, which included making salary reductions for other employees, eliminating positions and combining job responsibilities throughout the company.

Annual Bonus. At this time, Whitestone does not have an annual cash incentive plan, though the Committee may adopt one and may, in accordance with that plan, award annual bonuses to an executive for the achievement of specific operating and financial goals by Whitestone, the individual's business unit or functional area, and the individual's personal achievements and performance. Because of the difficult economic times, no bonuses were paid in 2009. In 2010, Whitestone only paid a bonus to its CFO to recognize his contributions to the successful public offering.

Long-Term Equity Incentive Compensation. The Committee made initial grants under the Plan in January 2009. Because the majority of the NEOs' annual salaries have been below the Committee's goal of the 50th percentile of the Compensation Peer Group, and because the Plan had been under discussion, review, and development since 2007, the value of the grants from the Plan are a significant portion of compensation compared to annual cash compensation, which was intended to provide a meaningful incentive to create value for Whitestone's shareholders by growing the company and getting listed on a national securities exchange.

The grants may provide significant value for the NEOs, but because the grants are 100% performance based, the NEOs will only receive that value by achieving financial goals for the company. The Committee believes the NEOs are truly shoulder-to-shoulder with the shareholders and motivated to achieve extraordinary operating results to have the grants vest and the restrictions removed.

The January 2009 awards consisted of restricted Class A common shares and Class A common share units that vest incrementally upon achievement of five increasing levels of FFO. The first of five goals was achieved in 2009 when the company reported FFO of $8.6 million, which was more than double the FFO of 2008. In order for all of the grants to vest, FFO must exceed $43 million, an increase of more than ten times the 2008 FFO when the goals were established.

The 10% vesting of granted restricted shares and restricted share units in 2009 created a tax obligation to the recipients for 2010. Under normal circumstances, this tax obligation is anticipated by the recipient because there is no associated cash compensation with which to pay the taxes. Because the NEOs agreed to reduce their base salary by 12.5% and because there was no annual bonus compensation, the Committee recognized that the tax payment was indeed a “special” hardship at this point in time after achieving the first milestone of the performance-based Plan.

To accommodate the tax obligation needs of the NEOs, the Committee allowed the NEOs, as well as all participants, to return to the company a portion of their vested shares sufficient to cover their estimated tax liability. In return, the Committee granted replacement restricted shares to the NEOs, as well as all participants, in an equal number with a three year ratable vesting period (non-performance-based as they had already achieved a successful performance vesting within the Plan).

The following table reflects the restricted common shares granted to the NEOs in 2010 to replace the return of vested shares for the estimated tax obligation of the vesting in 2010.

Name	Grant Date	Number of Shares (1)	Award Type
James C. Mastandrea	4/19/2010	5,172	Class A Common Shares
John J. Dee	4/19/2010	4,074	Class A Common Shares
David K. Holeman	4/19/2010	1,415	Class A Common Shares
Valarie L. King	4/19/2010	1,197	Class A Common Shares
Daniel E. Nixon, Jr.	4/19/2010	1,314	Class A Common Shares

(1)     The restricted Class A common shares vest 1/3rd on April 19, 2011, 1/3rd on April 19, 2012 and 1/3rd on April 19, 2013.

Perquisites and Other Personal Benefits. Whitestone provides its NEOs with benefits and other personal perquisites that it deems reasonable and consistent with its overall compensation program. Such benefits enable Whitestone to attract and retain superior employees for key positions. The Committee periodically reviews Whitestone's overall compensation program and specific perquisites provided to the NEOs.

Three of the NEOs (James C. Mastandrea, John J. Dee, and Daniel E. Nixon, Jr.) have relocated to the Houston area. Whitestone has agreed to pay for all reasonable relocation costs including, but not limited to, temporary living expenses, all costs associated with moving household items and personal cars, necessary roundtrip air travel, the costs associated with selling homes, including the cost of preparing the houses for sale, sales consultation costs, reimbursement of realtor's commission upon sale, and other selling costs. The Committee has also negotiated and approved an agreement between the company and Mr. Mastandrea regarding the disposition of his home in Cleveland, Ohio. The details of this transaction are more fully described in the section “Certain Relationships and Related Transactions,” and involves the hiring of a professional relocation firm to market the home, and reimbursement of Mr. Mastandrea for losses not to exceed $700,000 plus tax on the amount of such payment at the maximum federal income tax rate. The first $450,000 of any such payment is to be paid in cash and the excess, if any, to be paid in common shares in equal amounts over four quarters. Any payment related to the relocation will be increased by an amount equal to the tax at the maximum federal income tax rate. Additionally, the agreement calls for the continued reimbursement of the Mastandrea family housing, and other expenses incident to their ownership of the home.

2011 Compensation Actions

Following Whitestone's public offering and the listing of its Class B common shares on the NYSE Amex in August 2010, the Committee engaged CEL in January 2011 to review and analyze Whitestone's current compensation levels and to advise the Committee with respect to the compensation of the NEOs as compared to other real estate companies. In its 2011 engagement, CEL conducted a review of the 2008 peer group due to changes in the financial condition of many of the companies formerly in the peer group, the merger and privatization of several firms, and to be certain that the range of peer companies best represent the company, taking into consideration Whitestone's public offering and the listing of its shares in 2010. The companies comprising the Compensation Peer Group in 2011 include firms based primarily on the following criteria:

▪	Public real estate companies structured as equity REITs that own, invest, manage and develop real estate assets similar to Whitestone through an integrated and self-managed operating platform;

▪
Real estate firms which focus on shopping centers, retail assets, and related community based property types consistent with Whitestone's strategy of creating communities including office, healthcare and diversified categories;

▪
Firms of similar size as Whitestone measured by market capitalization (implied market cap, and total capitalization), gross leasable area (square feet), number of properties, and number of employees; and

▪	Firms which report a range of performance results (FFO and FFO per share) which correlates with that of the company.

A total of 12 public companies were used in the CEL analysis for 2011 and are listed below with their respective exchange ticker symbol.

Agree Realty Corporation (ADC)	Gyrodyne Company of America (GYRO)
AmREIT, Inc. (currently not traded)	Kite Realty Group Trust (KRG)
Cedar Shopping Centers (CDR)	Mission West Properties, Inc. (MSW)
Cogdell Spencer Inc. (CSA)	Monmouth Real Estate Investment Corp. (MNR)
First Real Estate Investment Trust - NJ (FREVS)	One Liberty Properties, Inc. (OLP)
Gladstone Commercial Corporation (GOOD)	Urstadt Biddle Properties, Inc. (UBA)

CEL's review and benchmarking analysis reaffirmed that the NEOs' cash compensation, comprised of base salary and annual bonus, is below the Committee's target of the 50th percentile when compared to the new Compensation Peer Group. The performance-based equity grants made in January 2009 pursuant to the Plan remain a significant portion of the NEOs' total compensation as compared to cash compensation. In order for the NEOs to earn the performance-based equity grants, they must achieve increasing levels of FFO, ultimately ten times higher than the FFO in 2008, when the goals were established. This long-term, performance-based program motivates the NEOs to profitably grow the company and aligns their interests with those of the shareholders. Based on the foregoing, the Committee concluded that the 2010 NEO compensation levels were appropriate given the economic conditions and Whitestone's performance. The Committee will consider CEL's 2011 analysis, as well as a variety of other information, to determine the appropriate level and mix of incentive compensation in 2011.

Compensation Committee Interlocks and Insider Participation

Whitestone's Compensation Committee is comprised of Messrs. DeVos, Keating, and Mahaffey. None of the members of Whitestone's Compensation Committee during 2010 is or has served as an officer or employee for Whitestone and none of Whitestone's executive officers has served on the board of directors or compensation committee of any company whose executive officers served on Whitestone's Compensation Committee or the Board.

COMPENSATION COMMITTEE REPORT

The Committee has reviewed and discussed the Compensation Discussion and Analysis section of this proxy statement with management and, based on such review and discussions, the Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement and Whitestone's Annual Report.

Respectfully submitted,
Whitestone REIT Compensation Committee
Jack L. Mahaffey, Chairman
Daniel G. DeVos
Donald F. Keating

The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent specifically incorporated by reference therein.
EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the NEOs in 2008, 2009 and 2010. Additionally in October 2009, the NEOs voluntarily agreed to reductions in their base salaries by 12.5% as part of a corporate realignment program to reduce overhead and other operating expenses.

WHITESTONE REIT
2010 Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (2)	Class A Common Share Awards (3)	All Other Compensation		Total

James C. Mastandrea	2010	262,500	—	79,907	83,265	(4)	425,673
Chairman & Chief	2009	291,346	—	2,402,196	66,137	(5)	2,759,679
Executive Officer	2008	284,616	75,000	—	89,130	(6)	448,746

John J. Dee	2010	175,000	—	62,943	23,916	(7)	261,860
Chief Operating Officer	2009	194,281	—	1,795,481	44,493	(8)	2,034,255
	2008	193,846	50,000	—	40,509	(9)	284,355

David K. Holeman	2010	154,875	14,271	21,862	—		191,008
Chief Financial Officer	2009	172,674	—	593,010	3,472	(10)	769,156
	2008	176,703	5,000	—	4,676	(10)	186,379

Valarie L. King	2010	91,000	—	18,494	—		109,494
SVP-Regional Director	2009	101,000	—	469,560	1,440	(10)	572,000
	2008	103,385	10,000	—	3,402	(10)	116,787

Daniel E. Nixon, Jr.	2010	159,425	—	20,301	1,394	(11)	181,120
Senior Vice President -	2009	176,944	—	525,230	11,073	(12)	713,247
Regional Director	2008	175,000	5,396	—	26,324	(13)	206,720

(1)    Base Salary paid in 2010, 2009 and 2008.
(2)    Discretionary bonuses for 2010, 2009 and 2008.
(3)    Represents the grant date fair value of restricted common shares and restricted common share units with a 2010 and 2009 grant date and do not necessarily reflect compensation actually received by the named executive officers in 2010 and 2009. The grant date fair values were calculated in accordance with ASC 718, “Compensation-Stock Compensation.”
(4)    Represents (a) the incremental cost of a Whitestone automobile not used exclusively for business purposes, (b) housing costs of $46,657, (c) matching contributions under Whitestone's 401(k) plan, (d) health insurance, and (e) relocation related travel of $17,688.
(5)    Represents (a) the incremental cost of a Whitestone automobile not used exclusively for business purposes, (b) housing costs of $34,021, (c) matching contributions under Whitestone's 401(k) plan, (d) health insurance, and (e) relocation related travel of $11,276.
(6)    Represents (a) the incremental cost of a Whitestone automobile not used exclusively for business purposes, (b) housing costs of $40,122, (c) matching contributions under Whitestone's 401(k) plan, (d) health insurance, and (e) relocation related travel of $25,825.
(7)    Represents (a) the incremental cost of a Whitestone automobile not used exclusively for business purposes, (b) housing costs of $20,724, (c) matching contributions under Whitestone's 401(k) plan, (d) health insurance, and (e) relocation related travel.
(8)    Represents (a) the incremental cost of a Whitestone automobile not used exclusively for business purposes, (b) housing costs of $31,848, (c) matching contributions under Whitestone's 401(k) plan, (d) health insurance, and (e) relocation related travel of $7,113.
(9)    Represents (a) the incremental cost of a Whitestone automobile not used exclusively for business purposes, (b) housing costs of $24,177, (c) matching contributions under Whitestone's 401(k) plan, (d) health insurance, and (e) relocation related travel of $7,113.
(10)    Represents matching contributions under Whitestone's 401(k) plan.
(11)    Includes matching contributions under Whitestone's 401(k) plan of $1,104.
(12)    Represents (a) auto allowance, (b) matching contributions under Whitestone's 401(k) plan of $3,433, and (c) relocation related travel.
(13)    Represents (a) auto allowance, (b) temporary housing costs, (c) matching contributions under Whitestone's 401(k) plan of $4,038, (d) health insurance and (e) relocation related travel.

Grants of Plan Based Awards

The following table sets forth certain information with respect to shares granted during the year ended December 31, 2010 for each named officer.

Name	Estimated Future Payouts Under Equity Incentive Plan Awards (1)		Grant Date Fair Value of Share Awards (2)
	Grant Date	All Other Share Awards: Number of Shares(1)
James C. Mastandrea	4/19/2010	5,172	$79,907
John J. Dee	4/19/2010	4,074	62,943
David K. Holeman	4/19/2010	1,415	21,862
Valarie L,. King	4/19/2010	1,197	18,494
Daniel E. Nixon, Jr.	4/19/2010	1,314	20,301

(1)     The restricted Class A common shares vest 1/3rd on April 19, 2011, 1/3rd on April 19, 2012 and 1/3rd on April 19, 2013.

(2) Amount represents the grant date fair values, as calculated in accordance with ASC 718, “Compensation-Stock Compensation.”

Outstanding Equity Awards at Fiscal Year End 2010

The following table sets forth certain information with respect to the market value as of December 31, 2010 of all unvested share and unit awards held by each NEO as of December 31, 2010.

Name	Share Awards
	Number of Shares that Have Not Vested(1)	Market Value of Shares that Have Not Vested(2)	Equity Incentive Plan Awards Number of Shares or Units that Have Not Vested(3)	Equity Incentive Plan Awards Market Value of Shares or Units that Have Not Vested(2)
James C. Mastandrea	5,172	$76,546	38,746	$573,441
John J. Dee	4,074	60,295	29,500	436,600
David K. Holeman	1,415	20,942	9,000	133,200
Valarie L. King	1,197	17,716	7,334	108,543
Daniel E. Nixon, Jr.	1,314	19,447	8,334	123,343

______________
(1)    The restricted Class A common shares vest 1/3rd on April 19, 2011, 1/3rd on April 19, 2012 and 1/3rd on April 19, 2013.
(2)    Market value based on closing price of Class B common shares of $14.80 on December 31, 2010.
(3)    Reflects shares and units that will vest at the target performance goal, or 30% of the total award, less the shares and units that vested upon the company meeting the threshold performance goal, or 10% of the total award. Such shares and units vested on March 25, 2010 based on 2009 performance.

2010 Option Exercises and Shares Vested

Whitestone has not granted any stock options to employees during the year ended December 31, 2010. The following table sets forth information with respect to shares and units vested during the year ended December 31, 2010.

Name	Class A Common Share Awards (1)
	Number of Shares Acquired on Vesting (2)	Value Realized on Vesting (3)
James C. Mastandrea	19,373	$299,313
John J. Dee	14,750	227,888
David K. Holeman	4,500	69,525
Valarie L. King	3,667	56,650
Daniel E. Nixon, Jr.	4,167	64,375

(1)    All share awards shown were granted on January 2, 2009.
(2)    Shares and units vested on March 25, 2010 based on 2009 performance.
(3)    Whitestone's Class A common shares are not listed on a national exchange. The market value is based on observable transactions.

COMPENSATION OF TRUSTEES

Cash Compensation

Whitestone pays its non-employee trustees an annual fee of $10,000 and $1,000 for each in-person Board meeting and $500 for each telephonic Board meeting they attend. Trustees do not receive additional compensation for committee meetings. Non-employee trustees also are reimbursed for out-of-pocket expenses incurred to attend Board meetings.

Equity Awards

On March 25, 2009, each of Whitestone's independent trustees were granted 1,667 restricted common shares which vest in equal installments on or about March 25, 2010, 2011, and 2012. No equity awards were made in 2010.

2010 Trustee Compensation

The table below summarizes the compensation Whitestone paid to each non-employee trustee in 2010. No employee who serves as a trustee is paid for those services.

Name(1)	Fees Earned or Paid in Cash	Share Awards(2)	Total(3)
Daryl J. Carter	$15,500	—	$15,500
Daniel G. DeVos	16,500	—	16,500
Donald F. Keating	16,500	—	16,500
Jack L. Mahaffey	16,500	—	16,500

____________
(1)    James C. Mastandrea, the Chairman of the Board and Chief Executive Officer, is not included in the table as he is an employee and thus receives no compensation for his services as a trustee. The compensation received by Mr. Mastandrea as an employee is shown in the Summary Compensation Table above.
(2)    No shares awards were made in 2010.
(3)    Whitestone does not have a pension plan or non-qualified deferred compensation plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table provides information regarding Whitestone's equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	—	(1)	$—	473,814	(2)

Equity compensation plans not approved by security holders	—		—	—	(3)

Total	—		$—	473,814

(1)     Excludes 632,589 Class A common shares subject to outstanding restricted common share units granted pursuant to Whitestone's 2008 Long-Term Equity Incentive Plan.
(2)     Pursuant to Whitestone's 2008 Long-Term Equity Incentive Ownership Plan, as amended (the “Plan”), the maximum aggregate number of Class B common shares that may be issued under the Plan will be increased upon each issuance of Class A and Class B common shares by Whitestone so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of Class A and Class B common shares of Whitestone and our OP units issued and outstanding (other than treasury shares and/or units issued to or held by the Company).
(3)     Excludes 8,333 restricted Class A common shares issued to trustees outside the Plan. See Note 14 of the accompanying Consolidated Financial Statements for more information.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of units for:

•	Each unitholder who beneficially owns more than 5% of OP units;

•	Each trustee and nominee for trustee of Whitestone;

•	Whitestone's Chief Executive Officer and the four other most highly compensated executive officers of Whitestone (collectively, the “Named Executive Officers”); and

•	The trustees and Named Executive Officers of Whitestone as a group.

Unless otherwise indicated in the footnotes, the listed beneficial owners have sole voting and investment power over all units.

Name and Address of Beneficial Owner (1)	OP Units Beneficially Owned (2)		OP Units Percentage
Named Executive Officers:
James C. Mastandrea	234,637	(3)	3.2%
John J. Dee	—		—
David K. Holeman	—		—
Valarie L. King	—		—
Daniel E. Nixon, Jr.	—		—
Non-Employee Trustees:
Daryl J. Carter	—		—
Daniel G. DeVos	—		—
Donald F. Keating	7,986		*
Jack L. Mahaffey	10,648		*
All executive officers and trustees as a Group (10 persons)	253,271		3.4%
Limited Partners
Whitestone REIT(4)	5,550,344		75.4%
_______________
*      Less than 1%

(1)    Unless otherwise indicated, the address for each beneficial owner is 2600 South Gessner, Suite 500, Houston, Texas 77063.

(2)    Beneficial ownership is determined in accordance with the rules of the SEC that deem units to be beneficially owned by any person or group who has or shares voting or investment power with respect to those shares.

(3)    Includes OP units owned by Midwest Development Venture IV (“MidWest IV”).  Mr. Mastandrea is the controlling limited partner in MidWest IV.

(4)    The natural persons who hold voting and investment power over the shares beneficially owned by Whitestone REIT are the Named Executive Officers and Trustees included within this table above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Operating Partnership is managed by Whitestone. Consequently, the Operating Partnership does not have its own separate trustees or executive officers. This Item 13 reflects information with respect to the trustees and officers of Whitestone and to the extent applicable, the Operating Partnership.

Policies and Procedures for Transactions with Related Persons
Pursuant to its charter, Whitestone's Nominating and Corporate Governance Committee is responsible for reviewing any potential or actual conflicts of interest between the trustees and between Whitestone and other companies on which a trustee of Whitestone may serve.
Under its Declaration of Trust, Whitestone may enter into any contract or transaction with its trustees, officers, employees or agents (or any affiliated person), provided that in the case of any contract or transaction in which any of the trustees, officers, employees or agents (or any affiliated person) have a material financial interest, (1) the fact of the interest is disclosed or known to the following: (a) the Board, and the Board shall approve or ratify the contract or transaction by the affirmative vote of a majority of disinterested trustees, even if the disinterested trustees constitute less than a quorum, or (b) the shareholders entitled to vote, and the contract or transaction is authorized, approved or ratified by a majority of the votes cast by the shareholders entitled to vote other than the votes of shares owned of record or beneficially by the interested party; or (2) the contract or transaction is fair and reasonable to Whitestone. In addition, Whitestone's Nominating and Corporate Governance Committee manages risks associated with the independence of the Board and potential conflicts of interest.
According to Whitestone's Code of Business Conduct and Ethics, Whitestone's employees and trustees are expected to exhibit and promote the highest standard of honest and ethical conduct, by their adherence to the following policies and procedures: (1) they shall engage in only honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; and (2) they shall inform the chief operating officer of any deviations in practice from policies and procedures governing honest and ethical behavior or any material transaction or relationship that comes to their attention that could reasonably be expected to create a conflict of interest. Whitestone's Audit Committee oversees compliance with the Code of Business Conduct and Ethics. Whitestone's Code of Business Conduct and Ethics is available under the “Corporate Governance” page of its website at www.whitestonereit.com.

Trustee Independence

Whitestone's Board has affirmatively determined that four of the five current trustees are “independent” as that term is defined by the NYSE Amex listing standards and applicable SEC rules. These trustees are Daryl J. Carter, Daniel G. DeVos, Donald F. Keating and Jack L. Mahaffey.

Meetings and Committees of the Board of Trustees

Whitestone's Board met eight times during 2010. The independent trustees meet separately on a regular basis, typically during a portion of, or immediately after, each regularly scheduled meeting of the Board. All of the trustees attended at least 75% of the meetings for the Board and their assigned committees during 2010.

All five trustees attended Whitestone's 2010 Annual Meeting of Shareholders in person. Whitestone strongly encourages its trustees to attend its annual meetings, but it does not have a formal policy regarding attendance.

The entire Board considers all major decisions concerning Whitestone's business. The Board has also established committees so that certain matters can be addressed in more depth than may be possible at a meeting of the entire Board. The Board has a standing Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee. The Board's committee membership is as follows, with the “X” denoting the members of the respective committee:

Name	Nominating and Corporate Governance Committee	Audit Committee	Compensation Committee
Non-Employee Trustees:
Daryl J. Carter		X
Daniel G. DeVos (1)	Chairman		X
Donald F. Keating (2)	X	Chairman	X
Jack L. Mahaffey (3)	X	X	Chairman

Number of Meetings in 2010	2	5	3

(1)     Mr. DeVos has served as chairman of the Nominating and Corporate Governance Committee since June 3, 2010.
(2)     Mr. Keating has served as chairman of the Audit Committee since June 3, 2010. He also served as chairman of the Nominating and Corporate Governance Committee until June 3, 2010.
(3)    Mr. Mahaffey has served on the Audit Committee since June 3, 2010.

The Board has adopted a charter for each committee. The charters are available on the Corporate Governance page of Whitestone's website at www.whitestonereit.com. The information contained on Whitestone's website is not, and should not be considered, a part of this proxy statement.

Item 14.  Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the fees for professional audit services rendered by PKF, our independent registered public accounting firm, for the audit of our annual consolidated financial statements for the two most recent fiscal years ended

December 31, 2009 and 2010, and fees billed for other services rendered by PKF for those periods:

	Total Approximate Fees
Types of Services	2010	2009
Audit Fees (1)	$160,344	$261,490
Tax Fees (2)	115,624	81,036
Other Fees(3)	47,565	—
Total	$323,533	$342,526

(1)    Audit fees were for professional services rendered in connection with the audit of consolidated financial statements for fiscal years ended 2009 and 2010 and reviews of our quarterly consolidated financial statements within those years.
(2)    Tax fees were for assistance with matters principally related to tax compliance, tax planning and tax advice.
(3)    Other Fees are primarily related to the filing of our registration statement with the SEC.

Whitestone's Audit Committee has considered the audit and non-audit services rendered by PKF and has determined that the provision of these services is compatible with maintaining the independence of PKF.

Pre-Approval Policies and Procedures

Whitestone's Audit Committee has adopted a policy requiring it to approve all audit and non-audit services to be performed by the independent registered public accounting firm to assure that the provision of the services does not impair the firm's independence. All services, engagement terms, conditions and fees, as well as changes in the terms, conditions and fees must be preapproved by the Audit Committee in advance. The Audit Committee will annually review and approve services that may be provided by the independent registered public accounting firm during the next year and will revise the list of approved services from time to time based on subsequent determinations. The Audit Committee believes that the independent registered public accounting firm can provide tax services to Whitestone, such as tax compliance, tax planning and tax advice, without impairing the firm's independence and that the tax services do not constitute prohibited services pursuant to the SEC and/or NYSE Amex rules. The authority to approve services may be delegated by the Audit Committee to one or more of its members, but may not be delegated to management. If authority to approve services has been delegated to an Audit Committee member, any approval of services must be reported to the Audit Committee at its next scheduled meeting. All audit and non-audit services rendered by the independent registered public accounting firm during fiscal years ended December 31, 2009 and 2010 were pre-approved by Whitestone's Audit Committee in accordance with its policies.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements. The list of our financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules.

a.	Schedule II - Valuation and Qualifying Amounts

b.	Schedule III - Real Estate and Accumulated Depreciation
All other financial statement schedules have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the consolidated financial statements.

3.
Exhibits. The list of exhibits filed as part of this Annual Report on Form 10-K in response to Item 601 of Regulation S-K is submitted on the Exhibit Index attached hereto and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITESTONE REIT Operating Partnership, L.P.
(Registrant)

		By:	Whitestone REIT, its General Partner

Date:	March 31, 2011	By:	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer and Chairman of the Board
of Trustees of Whitestone REIT

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints James C. Mastandrea and David K. Holeman, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2011	/s/ James C. Mastandrea
James C. Mastandrea, Chairman and CEO of Whitestone REIT
(Principal Executive Officer)

March 31, 2011	/s/ David K. Holeman
David K. Holeman, Chief Financial Officer of Whitestone REIT
(Principal Financial and Principal Accounting Officer)

March 31, 2011	/s/ Daryl J. Carter
Daryl J. Carter, Trustee of Whitestone REIT

March 31, 2011	/s/ Daniel G. DeVos
Daniel G. DeVos, Trustee of Whitestone REIT

March 31, 2011	/s/ Donald F. Keating
Donald F. Keating, Trustee of Whitestone REIT

March 31, 2011	/s/ Jack L. Mahaffey
Jack L. Mahaffey, Trustee of Whitestone REIT

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Partners of
Whitestone REIT Operating Partnership, L.P.

We have audited the accompanying consolidated balance sheets of Whitestone REIT Operating Partnership, L.P. and subsidiaries (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in partners' capital and cash flows, for each of the three years in the period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index.  These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitestone REIT Operating Partnership, L.P. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas
March 31, 2011

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
( in thousands, except unit data)

	December 31,
	2010	2009
ASSETS
Real estate assets, at cost:
Property	$204,954	$192,832
Accumulated depreciation	(39,556)	(34,434)
Total real estate assets	165,398	158,398
Cash and cash equivalents	17,591	6,275
Escrows and acquisition deposits	4,385	8,155
Accrued rent and accounts receivable, net of allowance for doubtful accounts	4,726	4,514
Unamortized lease commissions and loan costs	3,598	3,973
Prepaid expenses and other assets	747	685
Total assets	$196,445	$182,000
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Notes payable	$100,941	$101,782
Accounts payable and accrued expenses	7,292	9,954
Tenants' security deposits	1,796	1,630
Dividends and distributions payable	2,133	1,775
Total liabilities	112,162	115,141
Commitments and Contingencies:
Partners' Capital:
General Partner, 5,550,374 and 3,324,941 units outstanding as of
December 31, 2010 and December 31, 2009, respectively	62,708	43,590
Limited Partner, 1,814,569 and 1,814,599 units outstanding as of
December 31, 2010 and December 31, 2009, respectively	21,575	23,269
Total partners' capital	84,283	66,859
Total liabilities and partners' capital	$196,445	$182,000

See notes to consolidated financial statements.

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per unit data)

	Year Ended December 31,
	2010	2009	2008

Property revenues
Rental revenues	$25,901	$26,449	$24,999
Other revenues	5,632	6,236	6,202
Total property revenues	31,533	32,685	31,201

Property expenses
Property operation and maintenance	8,358	8,519	8,862
Real estate taxes	3,925	4,472	3,973
Total property expenses	12,283	12,991	12,835

Other expenses (income)
General and administrative	4,992	6,072	6,708
Depreciation & amortization	7,225	6,958	6,859
Involuntary conversion	(558)	(1,542)	358
Interest expense	5,620	5,749	5,857
Interest income	(28)	(36)	(182)
Total other expense	17,251	17,201	19,600

Income (loss) from continuing operations before loss on disposal of assets
and income taxes	1,999	2,493	(1,234)

Provision for income taxes	(264)	(222)	(219)
Loss on sale or disposal of assets	(160)	(196)	(223)
Income (loss) from continuing operations	1,575	2,075	(1,676)

Loss from discontinued operations	—	—	(188)
Gain on sale of properties from discontinued operations	—	—	3,619
Net income	$1,575	$2,075	$1,755

See notes to consolidated financial statements.

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per unit data)

	Year Ended December 31,
	2010	2009	2008

Earnings per unit - basic
Income (loss) from continuing operations excluding amounts attributable to
unvested restricted shares	$0.27	$0.42	$(0.34)
Income from discontinued operations	—	—	0.70
Net income excluding amounts attributable to unvested restricted shares	$0.27	$0.42	$0.36

Earnings per unit - diluted
Income (loss) from continuing operations excluding amounts attributable to
unvested restricted shares	$0.27	$0.41	$(0.34)
Income from discontinued operations	—	—	0.70
Net income excluding amounts attributable to unvested restricted shares	$0.27	$0.41	$0.36

Weighted average number of units outstanding:
Basic	5,705	4,930	4,884
Diluted	5,734	4,996	4,884

Distributions declared per unit	$1.19	$1.35	$1.59

Condensed Consolidated Statements of Comprehensive Income

Net income	$1,575	$2,075	$1,755
Other comprehensive gain
Unrealized gain on cash flow hedging activities	—	—	368
Comprehensive income	$1,575	$2,075	$2,123

See notes to consolidated financial statements.

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
 (in thousands, except per share and unit data)

					Accumulated
	General	General	Limited	Limited	Other	Total
	Partner	Partner	Partner	Partner	Comprehensive	Partners'
	Units	Unitholders	Units	Unitholders	Income (Loss)	Capital

Balance, December 31, 2007	3,213	$53,073	1,936	$28,177	$(368)	$80,882

Repurchase of units	(98)	(2,479)	(356)	(4,762)	—	(7,241)

Reclassification of dividend reinvestment plan shares
with rescission rights to liabilities at $28.50
per share	—	(606)	—	—	—	(606)

Distributions	—	(5,231)	—	(2,755)	—	(7,986)

Unrealized loss on change in fair value of cash
flow hedges	—	—	—	—	368	368

Net income	—	1,134	—	621	—	1,755

Balance, December 31, 2008	3,115	45,891	1,580	21,281		67,172

OP units issued at $15.45 per unit in connection with
property acquisition	—	—	235	3,625	—	3,625

Share-based compensation	210	764	—	—	—	764

Distributions	—	(4,407)	—	(2,370)	—	(6,777)

Net income	—	1,342	—	733	—	2,075

Balance, December 31, 2009	3,325	43,590	1,815	23,269	—	66,859

Issuance of common shares	2,200	22,970	—	—	—	22,970

Share-based compensation	41	73	—	—	—	73

Distributions	—	(5,387)	—	(2,164)	—	(7,551)

Repurchase of common shares (1)	(16)	(249)	—	—	—	(249)

Reclassification of dividend reinvestment plan shares
with rescission rights to liabilities at $28.50
per share	—	606	—	—	—	606

Net income	—	1,105	—	470	—	1,575

Balance, December 31, 2010	5,550	$62,708	1,815	$21,575	$—	$84,283

(1)     During the three months ended June 30, 2010, Whitestone acquired Class A common shares held by employees who tendered owned common shares to satisfy the tax withholding on the lapse of certain restrictions on restricted shares.
See notes to consolidated financial statements.

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,575	$2,075	$(1,676)
Net income from discontinued operations	—	—	3,431
	1,575	2,075	1,755
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,225	6,958	6,859
Loss on sale or disposal of assets	160	196	223
Bad debt expense	536	877	731
Share-based compensation	297	1,013	—
Changes in operating assets and liabilities:
Escrows and acquisition deposits	3,840	(3,700)	(3,590)
Accrued rent and accounts receivable	(748)	(511)	(225)
Unamortized lease commissions and loan costs	(783)	(634)	(813)
Prepaid expenses and other assets	446	527	417
Accounts payable and accrued expenses	(2,319)	2,096	655
Tenants' security deposits	166	1	31
Net cash provided by operating activities	10,395	8,898	2,612
Net cash provided by operating activities of discontinued operations	—	—	8
Cash flows from investing activities:
Acquisitions of real estate	(8,625)	(5,619)	—
Additions to real estate	(4,143)	(3,611)	(5,153)
Net cash used in investing activities	(12,768)	(9,230)	(5,153)
Net cash used in investing activities of discontinued operations	—	—	(8)
Cash flows from financing activities:
Distributions paid to OP unit holders	(7,407)	(6,926)	(8,672)
Proceeds from issuance of general partner common shares	22,970	—	—
Proceeds from notes payable	1,430	9,557	95,053
Repayments of notes payable	(2,957)	(8,725)	(78,990)
Payments of loan origination costs	(98)	(288)	(2,672)
Repurchase of common stock	(249)	—	—
Net cash provided by (used in) financing activities	13,689	(6,382)	4,719
Net increase (decrease) in cash and cash equivalents	11,316	(6,714)	2,178
Cash and cash equivalents at beginning of period	6,275	12,989	10,811
Cash and cash equivalents at end of period	$17,591	$6,275	$12,989
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,621	$5,535	$5,189
Cash paid for taxes	262	223	224
Non cash Investing and financing activities:
Disposal of fully depreciated real estate	$598	$564	$698
Financed insurance premiums	616	568	476
Acquistion of real estate in exchange for OP units	—	3,625	—
Disposal of real estate in settlement of lawsuit	—	—	7,844
Reclassification of dividend reinvestment shares with rescission rights	606	—	(606)

See notes to consolidated financial statements.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership, together with its subsidiaries (collectively, the “Partnership”), was formed on December 31, 1998 to conduct substantially all of the operations for its sole general partner, Whitestone REIT (“Whitestone” or the “General Partner”). Whitestone was formed as a real estate investment trust, pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998. In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland real estate investment trust formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 common shares of beneficial interest of the Maryland entity. As the general partner of the Partnership, Whitestone has the exclusive power to manage and conduct the business of the Partnership, subject to certain customary exceptions. As of December 31, 2010, 2009 and 2008, we owned and operated 38, 36, and 35 retail, warehouse and office properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  The accompanying consolidated financial statements include the accounts of the Partnership and it subsidiaries. All significant inter-company balances have been eliminated. Capital is allocated between the General Partner and limited partners based on the weighted-average percentage ownership of the Partnership during the year. Issuance of additional Class A or Class B common shares of beneficial interest in Whitestone (collectively, the “common shares”) and units of limited partnership interest in the Partnership that are convertible into cash or, at Whitestone’s option, common shares on a one for one basis (“OP units”) changes the ownership interests of both the Partnership and Whitestone.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of Estimates.   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates that we use include the allocated purchase price of acquired properties, the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts, the estimated fair value of interest rate swaps and the estimates supporting our impairment analysis for the carrying values of our real estate assets.  Actual results could differ from those estimates.

Reclassifications.  We have reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements in order to be consistent with the current fiscal year presentation. All of these adjustments are of a normal recurring nature with the exception of a retroactive restatement of share and unit counts and per share and per unit amounts to reflect Whitestone's 1-for-3 reverse share split in August 2010. For further details see Note 12, Equity.

Share-Based Compensation.   From time to time Whitestone awards nonvested restricted common share awards or restricted common share unit awards which may be converted into common shares, to trustees, executive officers and employees under its 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on Whitestone's management’s most recent estimates using the fair value of the shares as of the grant date.  We recognized $0.3 million and $1.0 million in share-based compensation expense for the years ended December 31, 2010 and December 31, 2009, respectively.  No share-based compensation expense was recognized prior to 2009 as no awards had been granted.

Revenue Recognition.  All leases on our properties are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the related leases.  Differences between rental income earned and amounts due per the respective lease agreements are capitalized or charged, as applicable, to accrued rent receivable.  Percentage rents are recognized as rental income when the thresholds upon which they are based have been met.  Recoveries from tenants for taxes, insurance, and other operating expenses are recognized as revenues in the period the corresponding costs are incurred.  We have established an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents as of December 31, 2010 and 2009 consist of demand deposits at commercial banks and brokerage accounts.

Real Estate

Development Properties.  Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. Prior to that time, we expense these costs as acquisition expense.  No interest was capitalized for the years ended December 31, 2010 and 2009.  Approximately $0.4 million in interest was capitalized for the year ended December 31, 2008.

Acquired Properties and Acquired Lease Intangibles.  We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Whitestone's management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for the buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the life of the improvement or remaining term of the lease, whichever is shorter.

Impairment.  We review our properties for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Whitestone's management has determined that there has been no impairment in the carrying value of our real estate assets as of December 31, 2010.

Accrued Rent and Accounts Receivable.  Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2010 and 2009, we had an allowance for uncollectible accounts of $1.3 million and $0.9 million, respectively. During 2010, 2009 and 2008, we recorded bad debt expense in the amount of $0.5 million, $0.9 million and $0.7 million, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  Bad debt expenses and any related recoveries are included in property operation and maintenance expense.

Unamortized Lease Commissions and Loan Costs.  Leasing commissions are amortized using the straight-line method over the terms of the related lease agreements.  Loan costs are amortized on the straight-line method over the terms of the loans, which approximates the interest method.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

Prepaids and Other Assets.  Prepaids and other assets include escrows established pursuant to certain mortgage financing arrangements for real estate taxes and insurance and acquisition deposits which include earnest money deposits on future acquisitions.

Federal Income Taxes.  Whitestone elected to be taxed as a real estate investment trust ("REIT") under the Code beginning with our taxable year ended December 31, 1999.  As a REIT, Whitestone generally is not subject to federal income tax on income that it distributes to its shareholders.  If Whitestone fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates.  We believe that Whitestone is organized and operates in such a manner as to qualify to be taxed as a REIT, and that it intends to operate so as to remain qualified as a REIT for federal income tax purposes.

State Taxes.  In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008.  The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, FASB Accounting Standards Codification ("ASC") 740, “Income Taxes” applies to the Texas Margin Tax.  We have recorded a margin tax provision of $0.3 million, $0.2 million and $0.2 million for the Texas Margin Tax for each of the years ended December 31, 2010, 2009 and 2008.

Derivative Instruments.  We have initiated a program designed to manage exposure to interest rate fluctuations by entering into financial derivative instruments.  The primary objective of this program is to comply with debt covenants on a credit facility.  We sometimes enter into interest rate swap agreements with respect to amounts borrowed under certain of our credit facilities, which effectively exchanges existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBOR rates.

We have adopted provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which requires for items appropriately classified as cash flow hedges, that changes in the market value of the instrument and in the market value of the hedged item be recorded as other comprehensive income or loss with the exception of the portion of the hedged items that are considered ineffective.  The derivative instruments are reported at fair value as other assets or other liabilities as applicable.  As of December 31, 2010 and 2009, we did not have any interest rate swaps.

Fair Value of Financial Instruments.  Our financial instruments consist primarily of cash, cash equivalents, accounts receivable, derivative instruments, accounts and notes payable.  The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term nature of these instruments.   The fair value of our debt obligations is representative of its carrying value based upon current rates offered for similar types of borrowing arrangements.  The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the financial institution would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the swap counterparties.

Concentration of Risk.  Substantially all of our revenues are obtained from office, warehouse and retail locations in the Houston, Dallas and San Antonio, Texas metropolitan areas. We maintain cash accounts in major U.S. financial institutions. The terms of these deposits are on demand to minimize risk. The balances of these accounts sometimes exceed the federally insured limits, although no losses have been incurred in connection with these deposits.

Comprehensive Loss.  In October 2007, we entered into an interest rate swap which was designated as a cash flow hedge.  Amounts recorded to other comprehensive income are $0.0 million,  $0.0 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  This swap matured in October 2008.

3.  DERIVATIVES AND HEDGING

On September 28, 2007, we entered into an interest rate swap transaction which was designated as a cash flow hedge.  The effective date of the swap transaction was October 1, 2007, which had a total notional amount of $70 million, and fixed the swap rate at 4.77% plus the LIBOR margin through October 1, 2008. The purpose of this swap was to mitigate the risk of future fluctuations in interest rates on our variable rate debt.  We determined that this swap was highly effective in

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

offsetting future variable interest cash flows on variable rate debt.  During 2008, the balance in other comprehensive loss as of December 31, 2007 was amortized to interest expense.

On September 28, 2007, in conjunction with the execution of the $70 million interest rate swap transaction, we terminated an interest rate swap transaction that was initiated on March 16, 2006.  This swap transaction had a total notional amount of $30 million, was at a fixed rate of 5.09% plus the LIBOR margin and was set to mature on March 11, 2008.  As a result of this termination ($0.03) million is included in other income in our consolidated statements of operations for the year ended December 31, 2007.

4.  REAL ESTATE

As of December 31, 2010, we owned 38 commercial properties in the Houston, Dallas, San Antonio, Phoenix and Chicago areas comprising approximately 3.2 million square feet of total area.

In November 2010, we acquired a property that meets our Community Centered Property strategy, containing 111,227 leasable square feet located in central Phoenix, Arizona for approximately $6.4 million in cash and net prorations. The property, Sunnyslope, a Class B community center, is situated in an ideal location across the street from John C. Lincoln Hospital, the major employer in the area, and within a quarter mile from Sunnyslope High School.

In September 2010, we acquired a property that meets our Community Centered Property strategy, containing 28,547 leasable square feet located in Scottsdale, Arizona for approximately $2.2 million in cash and net prorations. The property, The Citadel, a Class A community center, is strategically located at a prime intersection at Pinnacle Peak and Pima Roads.

In January 2009, we acquired a property that meets our Community Centered Property strategy, containing 41,396 leasable square feet located in Buffalo Grove, Illinois for approximately $9.4 million, including cash of $5.5 million, issuance of 703,912 OP units valued at approximately $3.6 million and credit for net prorations of $0.3 million.  The property, Spoerlein Commons, is a two-story complex of retail, medical and professional office tenants.  We acquired the property from Midwest Development Venture IV, an Illinois limited partnership controlled by James C. Mastandrea, our Chairman, President and Chief Executive Officer.  Because of Mr. Mastandrea’s relationship with the seller, a special committee consisting solely of the independent trustees, negotiated the terms of the transaction, which included the use of an independent appraiser to value the property.

5.  ACCRUED RENT AND ACCOUNTS RECEIVABLE, NET

Accrued rent and accounts receivable, net, consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	December 31,
	2010	2009
Tenant receivables	$1,742	$1,770
Accrued rent	4,288	3,636
Allowance for doubtful accounts	(1,304)	(894)
Other receivables	—	2
Totals	$4,726	$4,514

6.  UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

	December 31,
	2010	2009
Leasing commissions	$4,971	$4,601
Deferred financing costs	2,307	2,208
Total cost	7,278	6,809
Less: leasing commissions accumulated amortization	(2,669)	(2,246)
Less: deferred financing cost accumulated amortization	(1,011)	(590)
Total cost, net of accumulated amortization	$3,598	$3,973

A summary of expected future amortization of deferred costs is as follows (in thousands):

	Leasing	Deferred Financing
Years Ended December 31,	Commissions	Costs	Total
2011	$731	$440	$1,171
2012	568	440	1,008
2013	388	364	752
2014	251	39	290
2015	157	13	170
Thereafter	207	—	207
Total	$2,302	$1,296	$3,598

7.  FUTURE MINIMUM LEASE INCOME

We lease the majority of our properties under noncancelable operating leases which provide for minimum base rentals plus, in some instances, contingent rentals based upon a percentage of the tenants’ gross receipts.

A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2010 is as follows (in thousands):

Years Ended December 31,	Minimum Future Rents
2011	$24,186
2012	20,036
2013	14,448
2014	9,972
2015	6,415
Thereafter	14,536
Total	$89,593

8.  DEBT

Notes payable

Below is a detailed explanation of notes payable including key terms and maturities (in thousands):

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

	Year Ended
	December 31,
Description	2010	2009
Fixed rate notes
$10.0 million 6.04% Note, due 2014	$9,498	$9,646
$1.5 million 6.50% Note, due 2014	1,496	—
$11.2 million 6.52% Note, due 2015	10,908	11,043
$21.4 million 6.53% Notes, due 2013	20,142	20,721
$24.5 million 6.56% Note, due 2013	24,030	24,435
$9.9 million 6.63% Notes, due 2014	9,498	9,757
$0.5 million 5.05% Notes, due 2011 and 2010	13	52
Floating rate note
$26.9 million LIBOR + 2.60% Note, due 2013	25,356	26,128
	$100,941	$101,782

Our debt was collateralized by 23 operating properties as of December 31, 2010 with a combined net book value of $110.1 million and 21 operating properties at December 31, 2009 with a combined net book value of $108.7 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.
On September 10, 2010, we executed a promissory note (the "Promissory Note") in the amount of $1.5 million (the "New Loan") payable to MidFirst Bank, a federally chartered savings association (MidFirst), with an applicable interest rate of 6.5% per annum. Monthly payments of $10,128 began on November 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014. The Promissory Note is secured by a second lien deed of trust on our Windsor Park retail facility located in Windcrest, Texas, a first lien deed of trust on our Brookhill office/flex building located in Houston, Texas and a first lien deed of trust on our Zeta office building located in Houston, Texas. The funds from the Promissory Note are being used for capital improvements to Windsor Park.
The loan documents executed in connection with the Promissory Note (the "Loan Documents") included a Limited Guaranty by us of the Promissory Note until the Windsor Park construction is completed. Following this event, we will remain liable for the deficiency, if any, following a foreclosure of property securing the Promissory Note; provided that upon the occurrence of certain "Full Recourse Events" defined in the Loan Documents, our obligations shall convert to a full guarantee of the New Loan.
In connection with the Promissory Note, the Loan Documents also provided for a modification of our existing loan with MidFirst in the amount of $10,000,000 (the "Existing Loan"). The Loan Documents provide that the promissory note executed in connection with the Existing Loan is modified to be secured, in part, by second liens on the Brookhill and Zeta Buildings, as well as certain other modifications for the purpose of cross collateralizing and cross-defaulting the two loans. The Existing Loan is also modified by the Modification of Promissory Note which provide that payments of $61,773 began on October 1, 2010 and continue thereafter on the first day of each calendar month until February 1, 2014. Finally, the Loan Documents included the Modification of Limited Guaranty, which provided that the Limited Guaranty executed in connection with the Existing Loan was only for the deficiency, if any, following the foreclosure of property securing the Existing Loan; provided that upon the occurrence of certain "Full Recourse Events" defined in the Modification of Limited Guaranty, our obligations shall convert to a full guarantee of the Existing Loan.
Our loans are subject to customary financial covenants.  As of December 31, 2010, we were in compliance with all loan covenants.

Annual maturities of notes payable as of December 31, 2010 are due during the following years (in thousands):

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

Amount Due
Year	(in thousands)

2011	$2,459
2012	2,579
2013	66,424
2014	19,209
2015	10,270
2016 and thereafter	—
Total	$100,941

9.  EARNINGS PER UNIT

Basic earnings per unit for the Partnership's unitholders is calculated by dividing income (loss) from continuing operations excluding amounts attributable to unvested restricted shares and income from discontinued operations by the Partnership's weighted-average units outstanding during the period.  Diluted earnings per unit is computed by dividing the net income (loss) from continuing operations excluding amounts attributable to unvested restricted shares and income from discontinued operations by the weighted-average number of Partnership units including any dilutive unvested restricted shares.

Certain of Whitestone’s performance restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit.

For the year ended December 31, 2010, distributions of $251,000 were made to the holders of certain restricted common shares, $224,000 of which were charged against earnings.  For the year ended December 31, 2009, distributions of $277,000 were made to holders of certain restricted common shares, $250,000 of which were charged against earnings, and no distributions were made on the performance restricted common shares prior to 2009.  See Note 13 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

	Year Ended December 31,
(in thousands, except per unit data)	2010	2009	2008
Numerator:
Income (loss) from continuing operations	$1,575	$2,075	$(1,676)
Dividends paid on unvested restricted shares	(27)	(27)	—
Undistributed earnings attributable to unvested restricted shares	—	—	—
Income (loss) from continuing operations excluding amounts attributable to
unvested restricted shares	1,548	2,048	(1,676)
Income from discontinued operations	—	—	3,431
Net income excluding amounts attributable to unvested restricted shares	$1,548	$2,048	$1,755
Denominator
Weighted average number of units - basic	5,705	4,930	4,884
Effect of dilutive securities:
Unvested restricted shares	29	66	—
Weighted average number of units - dilutive	5,734	4,996	4,884
Basic earnings per unit:
Income (loss) from continuing operations excluding amounts attributable to
unvested restricted shares	$0.27	$0.42	$(0.34)
Income from discontinued operations	—	—	0.70
Net income excluding amounts attributable to unvested restricted shares	$0.27	$0.42	$0.36
Diluted earnings per unit:
Income (loss) from continuing operations excluding amounts attributble to
unvested restricted shares	$0.27	$0.41	$(0.34)
Income from discontinued operations	—	—	0.70
Net income excluding amounts attributable to unvested restricted shares	$0.27	$0.41	$0.36

10.  FEDERAL INCOME TAXES

Federal income taxes are not provided because we are taxed as a partnership and the liability incurred is that of our partners. As our general partner, Whitestone intends to and believes it qualifies as a REIT under the provisions of the Code and because it has distributed and intends to continue to distribute all of its taxable income to its shareholders. Whitestone's shareholders include their proportionate taxable income in their individual tax returns. As a REIT, Whitestone must distribute at least 90% of its real estate investment trust taxable income to their shareholders and meet certain income sources and investment restriction requirements. In addition, REITs are subject to a number of organizational and operational requirements. If Whitestone fails to qualify as a REIT in any taxable year, Whitestone will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.
During 2010, Whitestone discovered that it may have inadvertently violated the “5% asset test,” as set forth in Section 856(c)(4)(B)(iii)(I) of the Code, for the quarter ended March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank. If its investment in a commercial paper investment sweep account through such cash management agreement is not treated as cash, and is instead treated as a security of a single issuer for purposes of the “5% asset test,” then it failed the “5% asset test” for the first quarter of our 2009 taxable year. Whitestone believes, however, that if it failed the “5% asset test,” its failure would be considered due to reasonable cause and not willful neglect and, therefore, it would not be disqualified as a REIT for its 2009 taxable year. It would be, however, subject to certain reporting requirements and a tax equal to the greater of $50,000 or 35% of the net income from the commercial paper investment account during the period in which it failed to satisfy the “5% asset test.” The amount of such tax was $50,000, and it paid such tax on April 27, 2010.
If the IRS were to assert that Whitestone failed the “5% asset test” for the first quarter of our 2009 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, Whitestone's status as a REIT would terminate as of December 31, 2008. Whitestone would not be eligible to again elect REIT status until its 2014 taxable year. Consequently, it would be subject to federal income tax on its taxable income at regular corporate rates without the

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

benefit of the dividends-paid deduction, and cash available for distributions to its shareholders and our partners would be reduced.
Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

For federal income tax purposes, the cash dividends distributed to Whitestone's shareholders are characterized as follows for the years ended December 31:

	2010	2009	2008
Ordinary income (unaudited)	37.8%	40.5%	3.8%
Return of capital (unaudited)	62.2%	59.5%	67.6%
Capital gain distributions (unaudited)	—%	—%	28.6%
Total	100.0%	100.0%	100.0%

11.  RELATED PARTY TRANSACTIONS

Spoerlein Commons Acquisition.  On January 16, 2009, we acquired Spoerlein Commons, a property located in Buffalo Grove, Illinois. We acquired Spoerlein Commons pursuant to the terms and conditions of the purchase, sale and contribution agreement dated December 18, 2008, between us and Bank One Chicago, NA as trustee under a trust agreement dated January 29, 1986 (the “Seller”). Midwest Development Venture IV (“Midwest”) is the sole beneficiary of the Seller under the trust agreement.

An independent appraiser valued Spoerlein Commons at $9.6 million. In exchange for this property, we paid the Seller $5.5 million, received credit for net prorations of $0.3 million and issued 234,637 OP Units, valued at $15.45 per unit, or an aggregate of $3.6 million, for a total purchase price of $9.4 million.

Midwest, the sole beneficiary of the Seller, was entitled to all earnings and proceeds from the sale of Spoerlein Commons. James C. Mastandrea, Whitestone's Chairman, President and Chief Executive Officer, is the controlling limited partner in Midwest. Because of Mr. Mastandrea’s relationship with the Seller, a special committee of the independent trustees determined the terms of the transaction, which included the use of an independent appraiser to value Spoerlein Commons.

Our OP Units were issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The issuance was not effected using any form of general advertising or general solicitation, and the issuance was made to a qualified investor.

The OP Units received by Midwest were convertible on a one-for-one basis into cash or, at Whitestone's option, its Class A common shares at any time after July 1, 2009 in accordance with the terms of the limited partnership agreement. The Seller was not entitled to any distributions with respect to the OP Units prior to June 30, 2009. The results of Spoerlein Commons are included in our consolidated financial statements as of the date of the acquisition.
Executive Relocation. On July 9, 2010, upon the unanimous recommendation of Whitestone's Compensation Committee, we entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio. Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence. In May 2010, we engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston. Since the engagement of the relocation firm, no offers on the home have been received. Under the relocation arrangement, we will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, not to exceed $700,000, plus tax on the amount of such payment at the maximum federal income tax rate. The first $450,000 plus the tax on that amount will be paid in cash. Any amount payable in excess of $450,000 will be paid in Whitestone's common shares at the market value of the shares, as determined in the reasonable judgment of the Board, as of the time of the sale of the residence. The common shares payable to Mr. Mastandrea, if any, will be delivered over four consecutive quarters in equal installments. In addition, the arrangement requires us to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence. We have previously agreed to reimburse Mr. Mastandrea for out of pocket moving costs including packing, temporary storage, transportation and moving supplies.

12.  EQUITY

Under its declaration of trust, as amended, Whitestone has authority to issue up to 50 million Class A common shares of beneficial interest, $0.001 par value per share, up to 350 million Class B common shares of beneficial interest, $0.001 par value per share, and up to 50 million preferred shares of beneficial interest, $0.001 par value per share.

Operating Partnership Units

The Partnership conducts substantially all of Whitestone's business.  Whitestone is the sole general partner of the operating partnership.  As of December 31, 2010, Whitestone owned a 75.4% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into cash or, at Whitestone's option, Class A common shares at a ratio of one OP Unit for one Class A common share.  Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of Whitestone.  Subject to certain restrictions, OP Units are not convertible into Class A common shares until the later of one year after acquisition or an initial public offering of the common shares.  As of December 31, 2010 and December 31, 2009, there were 7,364,943 and 5,139,541 OP Units outstanding, respectively.  Whitestone owned 5,550,374 and 3,324,941 OP Units as of December 31, 2010 and December 31, 2009, respectively. The balance of the OP Units is owned by third parties, including certain trustees.  Whitestone's weighted-average share ownership in the Partnership was approximately 70.18%, 64.67% and 64.62% for the years ended December 31, 2010, 2009 and 2008, respectively.

Recapitalization, listing and offering of Whitestone's Class B common shares
On August 24, 2010, Whitestone filed with the State Department of Assessments and Taxation of Maryland (the “SDAT”) amendments to its declaration of trust that (i) changed the name of all of its common shares of beneficial interest, par value $0.001 to Class A common shares, (the "Class A common shares") (ii) effected a 1-for-3 reverse share split of its Class A common shares and (iii) changed the par value of its Class A common shares to $0.001 per share after the reverse share split. In addition, it filed with the SDAT articles supplementary to its declaration of trust that created a new class of common shares of beneficial interest, par value $0.001, entitled “Class B common shares” (the “Class B common shares” and collectively with Class A common shares, the “common shares”). Share and unit counts and per share and unit amounts have been retroactively restated to reflect Whitestone's 1-for-3 reverse share split in August 2010.
In August 2010, in connection with the listing of Whitestone's Class B common shares on the NYSE-Amex, it offered and subsequently issued 2.2 million Class B common shares which resulted in $23.0 million in net offering proceeds to Whitestone, and Whitestone then contributed the proceeds to us in exchange for 2.2 million OP units. As of December 31, 2010, Whitestone had 3,471,187 Class A common shares outstanding and 2,200,000 Class B common shares outstanding, and we had 1,814,569 OP units outstanding to limited partners. Each Class B common share has the following rights:

•	the right to vote together with Class A common shareholders on all matters submitted to Whitestone’s shareholders;

•	one vote on all matters voted upon by Whitestone’s shareholders;

•	the right to receive dividends equal to any dividends declared on the Class A common shares; and

•	liquidation rights equal to the liquidation rights of each Class A common share.

Distributions

The following tables summarize the cash distributions paid or payable to holders of OP Units during the years ended December 31, 2010 and 2009.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

	Whitestone		Limited Partners Other Than Whitestone		Total
Quarter Paid	Distribution Per OP Unit	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2010
Fourth Quarter	$0.2850	$1,616	$0.2850	$514	$2,130
Third Quarter	0.2850	1,203	0.2850	515	1,718
Second Quarter	0.3375	1,176	0.3375	610	1,786
First Quarter	0.3375	1,163	0.3375	610	1,773
Total	$1.2450	$5,158	$1.2450	$2,249	$7,407

2009
Fourth Quarter	$0.3375	$1,163	$0.3375	$610	$1,773
Third Quarter	0.3375	1,163	0.3375	610	1,773
Second Quarter	0.3375	1,163	0.3375	530	1,693
First Quarter	0.3375	1,156	0.3375	531	1,687
Total	$1.3500	$4,645	$1.3500	$2,281	$6,926

13.  INCENTIVE SHARE PLAN

On July 29, 2008, Whitestone's shareholders approved the 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”). On December 22, 2010, Whitestone's board amended the Plan to allow for the issuance of Class B common shares pursuant to the Plan. The Plan, as amended, provides that awards may be made with respect to Class B common shares of Whitestone or OP units, which may be converted into Class A common shares of Whitestone. The maximum aggregate number of Class B common shares that may be issued under the Plan is increased upon each issuance of Class A or Class B common shares by Whitestone (including issuances pursuant to the Plan) so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of Class A and Class B common shares of Whitestone and OP units issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).

The Compensation Committee of Whitestone’s Board of Trustees administers the Plan, except with respect to awards to non-employee trustees, for which the Plan is administered by Whitestone’s Board of Trustees.  The Compensation Committee is authorized to grant stock options, including both incentive stock options and non-qualified stock options, as well as stock appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted Class B common shares, restricted Class B common share units, performance awards and other share-based awards.

On January 6, 2009, the Compensation Committee, pursuant to the Plan, granted to certain of Whitestone's officers restricted Class A common shares and restricted Class A common share units subject to certain restrictions. The restricted Class A common shares and restricted Class A common share units will vest based on certain performance goals (as specified in the award agreement). The grantee is the record owner of the restricted Class A common shares and has all rights of a shareholder with respect to the restricted Class A common shares, including the right to vote the restricted Class A common shares and to receive dividends and distributions with respect to the restricted Class A common shares. The grantee has no rights of a shareholder with respect to the restricted Class A common share units, including no right to vote the restricted Class A common share units and no right to receive current dividends and distributions with respect to the restricted Class A common share units until the restricted Class A common share units are fully vested and convertible to Class A common shares of Whitestone.

A summary of the share-based incentive plan activity as of and for the year ended December 31, 2010 is as follows:

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2010	588,564	$12.39
Granted	31,858	14.09
Vested	(55,699)	12.48
Forfeited	(42,282)	12.52
Non-vested at December 31, 2010	522,441	$12.48
Available for grant at December 31, 2010	473,814

(1)    The fair value of the shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of our nonvested and vested shares activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Shares Granted		Shares Vested
Year Ended	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
2010	31,858	$14.09	(55,699)	$695
2009	600,731	12.37	—	—
2008	—	—	—	—

Total compensation recognized in earnings for share-based payments for the years ended December 31, 2010 and December 31, 2009 was $0.3 million and $1.0 million, respectively, which represents achievement of the first performance-based target and anticipated vesting of certain restricted shares with time-based vesting.  With our current asset base, Whitestone's management does not expect to achieve the next performance-based target.  Should we increase our asset base, Whitestone may achieve the next performance-based target.  As a result, as of December 31, 2010, there was no unrecognized compensation cost related to outstanding nonvested performance-based shares based on management’s current estimates.  As of December 31, 2010, there was approximately $0.2 million in unrecognized compensation cost related to outstanding nonvested time-based shares which are expected to be recognized over a weighted-average period of approximately three years. There was no share-based compensation expense prior to 2009.  The fair value of the shares granted during the years ended December 31, 2010 and 2009 was determined based on observable market transactions occurring near the date of the grants.

14. GRANTS TO TRUSTEES
On March 25, 2009, each of Whitestone's five independent trustees was granted 1,667 restricted Class A common shares which vest in equal installments in 2010, 2011, and 2012. During the year ended December 31, 2010, 3,891 of these restricted shares vested. These restricted shares were granted pursuant to individual grant agreements and were not pursuant to our 2008 Plan.
The 8,333 Class A common shares granted to Whitestone's five independent trustees had a weighted average grant date fair value of $14.81 per share, resulting in total unrecognized compensation cost of approximately $40,000 as of December 31, 2010, which is expected to be recognized over a weighted-average period of approximately one year. The fair value of the shares granted during 2009 was determined based on observable market transactions occurring near the date of the grants.

15.  COMMITMENTS AND CONTINGENCIES

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010

We are a participant in various legal proceedings and claims that arise in the ordinary course of our business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material effect on our financial position, results of operations, or cash flows.

Executive Relocation. On July 9, 2010, upon the unanimous recommendation of Whitestone's Compensation Committee, we entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio. Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence. In May 2010, Whitestone engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston. Since the engagement of the relocation firm, no offers on the home have been received. Under the relocation arrangement, we will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, not to exceed $700,000, plus tax on the amount of such payment at the maximum federal income tax rate. The first $450,000 plus the tax on that amount will be paid in cash. Any amount payable in excess of $450,000 will be paid in Whitestone's common shares at the market value of the shares, as determined in the reasonable judgment of Whitestone's Board, as of the time of the sale of the residence. The common shares payable to Mr. Mastandrea, if any, will be delivered over four consecutive quarters in equal installments. In addition, the arrangement requires us to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence. We have previously agreed to reimburse Mr. Mastandrea for out of pocket moving costs including packing, temporary storage, transportation and moving supplies.

16. INVOLUNTARY CONVERSION

Involuntary conversion was a gain of $0.6 million for the year ended December 31, 2010.  The involuntary conversion gain of $0.6 million recognized during the year ended December 31, 2010 represents the completion of the repairs to the 31 properties impacted by Hurricane Ike at costs that were lower than we estimated as of December 31, 2009. The estimated costs were sensitive to the scope requirements of our lenders and labor and material costs of our vendors, and the final costs incurred were more favorable than we anticipated.

During the year ended December 31, 2009, we completed a settlement of our insurance claims related to our 31 properties damaged by Hurricane Ike.  The settlement was $7.0 million in its entirety, with $6.5 million allocated to casualty claims and approximately $0.5 million allocated to loss of rents claims.  For the year ended December 31, 2009, the $6.5 million in insurance proceeds allocated to casualty losses were offset by accrued repair costs of $5.1 million resulting in a gain of $1.4 million.  The remaining $0.1 million in involuntary conversion gain for the year ended December 31, 2009 was realized on an insurance settlement we completed during 2009 on a chiller unit at our Uptown Tower property in Dallas, Texas.

Hurricane Ike-related repair costs of approximately $0.4 million included in involuntary conversion loss during the year ended December 31, 2008.

17.  SEGMENT INFORMATION

Our management historically has not differentiated by property types and therefore does not present segment information.

18.  SELECT QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Revenues from continuing operations	$7,709	$7,832	$7,933	$8,059
Net income	335	255	234	751
Earnings per share:
Basic - Net income (1)	$0.07	$0.05	$0.04	$0.10
Diluted - Net income (1)	$0.07	$0.05	$0.04	$0.10
2009
Revenues from continuing operations	$8,044	$8,203	$8,484	$7,954
Net income (loss)	(32)	72	930	1,105
Earnings per share:
Basic - Net income (loss) (1)	$(0.01)	$0.01	$0.19	$0.22
Diluted - Net income (loss) (1)	(0.01)	0.01	0.18	0.22

(1)     The sum of individual quarterly basic and diluted earnings per share amounts may not agree with the year-to-date basic and diluted earning per share amounts as the result of each period's computation being based on the weighted average number of common shares outstanding during that period.

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
December 31, 2010

	(in thousands)
	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	from	End of
Description	of Period	Expense	Reserves	Period
Allowance for doubtful accounts:
Year ended December 31, 2010	$894	$536	(126)	$1,304
Year ended December 31, 2009	1,497	877	(1,480)	894
Year ended December 31, 2008	865	731	(99)	1,497

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2010

			Costs Capitalized Subsequent		Gross Amount at which Carried at
	Initial Cost (in thousands)		to Acquisition (in thousands)		End of Period (in thousands)(1) (2)
		Building and	Improvements	Carrying		Building and
Property Name	Land	Improvements	(net)	Costs	Land	Improvements	Total
Retail Properties:
Bellnot Square	$1,154	$4,638	$382	$—	$1,154	$5,020	$6,174
Bissonnet Beltway	415	1,947	417	—	415	2,364	2,779
Centre South	481	1,596	453	—	481	2,049	2,530
Greens Road	354	1,284	137	—	354	1,421	1,775
Holly Knight	320	1,293	188	—	320	1,481	1,801
Kempwood Plaza	733	1,798	1,103	—	733	2,901	3,634
Lion Square	1,546	4,289	976	—	1,546	5,265	6,811
Providence	918	3,675	802	—	918	4,477	5,395
Shaver	184	633	—	—	184	633	817
South Richey	778	2,584	352	—	778	2,936	3,714
Spoerlein Commons	2,340	7,296	154	—	2,340	7,450	9,790
SugarPark Plaza	1,781	7,125	269	—	1,781	7,394	9,175
Sunridge	276	1,186	212	—	276	1,398	1,674
Torrey Square	1,981	2,971	876	—	1,981	3,847	5,828
Town Park	850	2,911	250	—	850	3,161	4,011
Webster Point	720	1,150	307	—	720	1,457	2,177
Westchase	423	1,751	2,734	—	423	4,485	4,908
Windsor Park	2,621	10,482	1,152	—	2,621	11,634	14,255
	$17,875	$58,609	$10,764	$—	$17,875	$69,373	$87,248
Office/Flex Properties:
Brookhill	$186	$788	$282	$—	$186	$1,070	$1,256
Corporate Park Northwest	1,534	6,306	912	—	1,534	7,218	8,752
Corporate Park West	2,555	10,267	786	—	2,555	11,053	13,608
Corporate Park Woodland	652	5,330	484	—	652	5,814	6,466
Dairy Ashford	226	1,211	98	—	226	1,309	1,535
Holly Hall	608	2,516	172	—	608	2,688	3,296
Interstate 10	208	3,700	417	—	208	4,117	4,325
Main Park	1,328	2,721	485	—	1,328	3,206	4,534
Plaza Park	902	3,294	876	—	902	4,170	5,072
West Belt Plaza	568	2,165	529	—	568	2,694	3,262
Westgate	672	2,776	418	—	672	3,194	3,866
	$9,439	$41,074	$5,459	$—	$9,439	$46,533	$55,972
Office Properties:
9101 LBJ Freeway	$1,597	$6,078	$1,107	$—	$1,597	$7,185	$8,782
Featherwood	368	2,591	482	—	368	3,073	3,441
Pima Norte	1,086	7,162	800	517	1,086	8,479	9,565
Royal Crest	509	1,355	172	—	509	1,527	2,036
Uptown Tower	1,621	15,551	2,560	—	1,621	18,111	19,732
Woodlake Plaza	1,107	4,426	983	—	1,107	5,409	6,516
Zeta Building	636	1,819	297	—	636	2,116	2,752
	$6,924	$38,982	$6,401	$517	$6,924	$45,900	$52,824
Total Operating Portfolio	$34,238	$138,665	$22,624	$517	$34,238	$161,806	$196,044

The Citadel	$472	$1,777	$32	$—	$472	$1,809	$2,281
Sunnyslope Village	1,305	5,324	—	—	1,305	5,324	6,629
	$1,777	$7,101	$32	$—	$1,777	$7,133	$8,910
Grand Totals	$36,015	$145,766	$22,656	$517	$36,015	$168,939	$204,954

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2010

		Accumulated Depreciation	Date of	Date	Depreciation
Property Name	Encumbrances	(in thousands)	Construction	Acquired	Life
Retail Properties:
Bellnot Square		$1,161		1/1/2002	5-39 years
Bissonnet Beltway		1,029		1/1/1999	5-39 years
Centre South		784		1/1/2000	5-39 years
Greens Road		612		1/1/1999	5-39 years
Holly Knight	(3)	655		8/1/2000	5-39 years
Kempwood Plaza	(3)	1,187		2/2/1999	5-39 years
Lion Square	(3)	1,623		1/1/2000	5-39 years
Providence	(3)	1,258		3/30/2001	5-39 years
Shaver		239		12/17/1999	5-39 years
South Richey	(3)	896		8/25/1999	5-39 years
Spoerlein Commons		379		1/16/2009	5-39 years
SugarPark Plaza	(3)	1,190		9/8/2004	5-39 years
Sunridge	(3)	383		1/1/2002	5-39 years
Torrey Square	(3)	1,398		1/1/2000	5-39 years
Town Park	(3)	1,296		1/1/1999	5-39 years
Webster Point		516		1/1/2000	5-39 years
Westchase		719		1/1/2002	5-39 years
Windsor Park	(4)	1,906		12/16/2003	5-39 years
		$17,231
Office/Flex Properties:
Brookhill	(5)	$238		1/1/2002	5-39 years
Corporate Park Northwest		1,950		1/1/2002	5-39 years
Corporate Park West	(6)	2,895		1/1/2002	5-39 years
Corporate Park Woodland	(7)	2,024	11/1/2000		5-39 years
Dairy Ashford		471		1/1/1999	5-39 years
Holly Hall	(7)	664		1/1/2002	5-39 years
Interstate 10	(7)	1,839		1/1/1999	5-39 years
Main Park	(7)	1,071		1/1/1999	5-39 years
Plaza Park	(7)	1,350		1/1/2000	5-39 years
West Belt Plaza	(7)	1,125		1/1/1999	5-39 years
Westgate	(7)	792		1/1/2002	5-39 years
		$14,419
Office Properties:
9101 LBJ Freeway	(8)	$1,301		8/10/2005	5-39 years
Featherwood		481		1/1/2000	5-39 years
Pima Norte		529		10/4/2007	5-39 years
Royal Crest		1,008		1/1/2000	5-39 years
Uptown Tower	(8)	2,798		11/22/2005	5-39 years
Woodlake Plaza	(8)	1,048		3/14/2005	5-39 years
Zeta Building	(5)	707		1/1/2000	5-39 years
		$7,872
Total Operating Portflio		$39,522

The Citadel		$11		9/28/2010	5-39 years
Sunnyslope Village		23		11/1/2010	5-39 years
		$34
Grand Total		$39,556

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2010

(1)     Reconciliations of total real estate carrying value for the three years ended December 31, follows:

	( in thousands)
	2010	2009	2008
Balance at beginning of period	$192,832	$180,397	$172,315
Additions during the period:
Acquisitions	8,878	9,636	—
Improvements	4,142	3,770	9,402
	13,020	13,406	9,402
Deductions - cost of real estate sold or retired	(898)	(971)	(1,320)
Balance at close of period	$204,954	$192,832	$180,397

(2)     The aggregate cost of real estate (in thousands) for federal income tax purposes is $169,266.

(3)      These properties secure a $21.4 million and a $9.9 million mortgage notes.

(4)      This property secures a $10.0 million mortgage note.

(5)      These properties secure a $1.5 million mortgage note.

(6)      This property secures an $11.2 million mortgage note.

(7)      These properties secure a $26.9 million mortgage note.

(8)      These properties secure a $24.5 million mortgage note.

Whitestone REIT Operating Partnership, L.P. and Subsidiaries

Index to Exhibits

Exhibit No.	Description

3.1.1	Amended and Restated Declaration of Trust of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to Whitestone REIT's Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3(i).1 to Whitestone REIT's Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment of Whitestone REIT (previously filed and incorporated by reference to Exhibit 3.1 to Whitestone REIT's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment of Whitestone REIT (previously filed and incorporated by reference to Exhibit 3.2 to Whitestone REIT’s Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary of Whitestone REIT (previously filed and incorporated by reference to Exhibit 3.3 to Whitestone REIT’s Current Report on Form 8-K, filed on August 24, 2010)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to Whitestone REIT's Current Report on Form 8-K, filed October 9, 2008)

10.1
Agreement of Limited Partnership of Whitestone REIT Operating Partnership, L.P. (previously filed as and incorporated by reference to Exhibit 10.1 to Whitestone REIT's General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.2
Certificate of Formation of Whitestone REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.3 to Whitestone REIT's General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.3
Limited Liability Company Agreement of Whitestone REIT Operating Partnership II GP, LLC (previously filed as and incorporated by reference to Exhibit 10.4 to Whitestone REIT's General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.4
Agreement of Limited Partnership of Whitestone REIT Operating Partnership II, L.P. (previously filed as and incorporated by reference to Exhibit 10.6 to Whitestone REIT's General Form for Registration of Securities on Form 10, filed on April 30, 2003)

10.5
Form of Amendment to the Agreement of Limited Partnership of Whitestone REIT Operating Partnership, L.P. (previously filed in and incorporated by reference to Exhibit 10.1 to Whitestone REIT's Registration Statement on Form S-11, Commission File No. 333-111674, filed on December 31, 2003)

10.6
Promissory Note between HCP REIT Operating Company IV LLC and MidFirst Bank, dated March 1, 2007 (previously filed and incorporated by reference to Exhibit 10.25 to Whitestone REIT's Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007)

10.7
Term Loan Agreement among Whitestone REIT Operating Partnership, L.P., Whitestone Pima Norte LLC, Whitestone REIT Operating Partnership III LP, Hartman REIT Operating Partnership III LP LTD, Whitestone REIT Operating Partnership III GP LLC and KeyBank National Association, dated January 25, 2008 (previously filed as and incorporated by reference to Exhibit 10.29 to Whitestone REIT's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008)

10.8+	Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed and incorporated by reference to Exhibit 10.1 to Whitestone REIT's Current Report on Form 8-K, filed July 31, 2008)

10.9
Promissory Note among Whitestone Corporate Park West, LLC and MidFirst Bank dated August 5, 2008 (previously filed and incorporated by reference to Exhibit 99.1 to Whitestone REIT's Current Report on Form 8-K, filed August 8, 2008)

Whitestone REIT Operating Partnership, L.P. and Subsidiaries

Index to Exhibits

Exhibit No.	Description

10.10
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.1 to Whitestone REIT's Current Report on Form 8-K, filed October 7, 2008)

10.11
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.2 to Whitestone REIT's Current Report on Form 8-K, filed October 7, 2008)

10.12
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.3 to Whitestone REIT's Current Report on Form 8-K, filed October 7, 2008)

10.13
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.4 to Whitestone REIT's Current Report on Form 8-K, filed October 7, 2008)

10.14
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.5 to Whitestone REIT's Current Report on Form 8-K, filed October 7, 2008)

10.15
Promissory Note among Whitestone Offices LLC and Nationwide Life Insurance Company dated October 1, 2008 (previously filed and incorporated by reference to Exhibit 99.6 to Whitestone REIT's Current Report on Form 8-K, filed October 7, 2008)

10.16
Promissory Note among Whitestone Industrial-Office LLC and Jackson Life Insurance Company dated October 3, 2008 (previously filed and incorporated by reference to Exhibit 10.1 to Whitestone REIT's Current Report on Form 8-K, filed October 9, 2008)

10.17+
Form of Restricted Common Share Award Agreement (Performance Vested) (previously filed and incorporated by reference to Exhibit 10.1 to Whitestone REIT's Current Report on Form 8-K, filed January 7, 2009)

10.18+	Form of Restricted Common Share Award Agreement (Time Vested) (previously filed and incorporated by reference to Exhibit 10.2 to Whitestone REIT's Current Report on Form 8-K, filed January 7, 2009)

10.19+	Form of Restricted Unit Award Agreement (previously filed and incorporated by reference to Exhibit 10.3 to Whitestone REIT's Current Report on Form 8-K, filed January 7, 2009)

10.20
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.1 to Whitestone REIT's Current Report on Form 8-K, filed February 10, 2009)

10.21
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.2 to Whitestone REIT's Current Report on Form 8-K, filed February 10, 2009)

10.22
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.3 to Whitestone REIT's Current Report on Form 8-K, filed February 10, 2009)

10.23
Promissory Note among Whitestone Centers LLC and Sun Life Assurance Company of Canada dated February 3, 2009 (previously filed and incorporated by reference to Exhibit 10.4 to Whitestone REIT's Current Report on Form 8-K, filed February 10, 2009)

Whitestone REIT Operating Partnership, L.P. and Subsidiaries

Index to Exhibits

Exhibit No.	Description

10.24
Purchase, Sale and Contribution Agreement between Whitestone REIT Operating Partnership, L.P. and Bank One, Chicago, NA, as trustee for Midwest Development Venture IV dated December 18, 2008 (previously filed and incorporated by reference to Exhibit 10.8 to Whitestone REIT's Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.25+
Grant Agreement for Restricted Shares between Whitestone REIT and Daryl J. Carter (previously filed and incorporated by reference to Exhibit 10.9 to Whitestone REIT's Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.26+
Grant Agreement for Restricted Shares between Whitestone REIT and Daniel G. DeVos (previously filed and incorporated by reference to Exhibit 10.10 to Whitestone REIT's Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.27+
Grant Agreement for Restricted Shares between Whitestone REIT and Donald F. Keating (previously filed and incorporated by reference to Exhibit 10.11 Whitestone REIT's Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.28+
Grant Agreement for Restricted Shares between Whitestone REIT and Jack L.Mahaffey (previously filed and incorporated by reference to Exhibit 10.12 to Whitestone REIT's Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.29+
Grant Agreement for Restricted Shares between Whitestone REIT and Chris A.Minton (previously filed and incorporated by reference to Exhibit 10.13 to Whitestone REIT's Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.30
Promissory Note dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.1 to Whitestone REIT's Current Report on Form 8-K, filed September 16, 2010)

10.31
Modification of Promissory Note dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.2 to Whitestone REIT's Current Report on Form 8-K, filed September 16, 2010)

10.32
Limited Guarantee dated September 10, 2010 between Whitestone REIT Operating Company IV LLC and MidFirst Bank (previously filed and incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed September 16, 2010)

10.33+
First Amendment to the Whitestone REIT 2008 Long-Term Equity Incentive Ownership Plan (previously filed and incorporated by reference to Exhibit 10.30 to Whitestone REIT's Annual Report on Form 10-K, filed March 1, 2011)

21.1*	List of subsidiaries of the Registrant

24.1	Power of Attorney (included on the Signatures page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Whitestone REIT Operating Partnership, L.P. and Subsidiaries

Index to Exhibits

Exhibit No.	Description

32.2*	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________

*   Filed herewith.

+   Denotes management contract or compensatory plan or arrangement.