Form 10-Q
period 2011-03-31
Whitestone REIT Operating Partnership, L.P.
filed 2011-05-16
CIK 1490653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-53966
WHITESTONE REIT OPERATING PARTNERSHIP, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0594968
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2600 South Gessner, Suite 500 Houston, Texas	77063
(Address of Principal Executive Offices)	(Zip Code)

(713) 827-9595
(Registrant's Telephone Number, Including Area Code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes    ☐No

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

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Real estate assets, at cost:
Property	$205,966	$204,954
Accumulated depreciation	(41,168)	(39,556)
Total real estate assets	164,798	165,398
Cash and cash equivalents	18,334	17,591
Marketable securities	995	—
Escrows and acquisition deposits	1,456	4,385
Accrued rents and accounts receivable, net of allowance for doubtful accounts	5,195	4,726
Unamortized lease commissions and loan costs	3,476	3,598
Prepaid expenses and other assets	1,140	747
Total assets	$195,394	$196,445
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Notes payable	$103,760	$100,941
Accounts payable and accrued expenses	5,212	7,292
Tenants' security deposits	1,815	1,796
Distributions payable	2,133	2,133
Total liabilities	112,920	112,162
Commitments and contingencies:
Partners' Capital:
General Partner, 5,550,344 and 5,550,374 units outstanding as of
March 31, 2011 and December 31, 2010, respectively	61,356	62,708
Limited Partners, 1,814,569 units outstanding as of March 31, 2011
and December 31, 2010	21,118	21,575
Total partners' capital	82,474	84,283
Total liabilities and partners' capital	$195,394	$196,445

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Property revenues
Rental revenues	$6,671	$6,404
Other revenues	1,415	1,305
Total property revenues	8,086	7,709

Property expenses
Property operation and maintenance	1,954	1,801
Real estate taxes	1,020	1,152
Total property expenses	2,974	2,953

Other expenses (income)
General and administrative	1,464	1,200
Depreciation and amortization	1,989	1,734
Interest expense	1,402	1,407
Interest, dividend and other investment income	(60)	(7)
Total other expense	4,795	4,334

Income from continuing operations before loss on disposal of assets
and income taxes	317	422

Provision for income taxes	(53)	(54)
Loss on sale or disposal of assets	(18)	(33)

Net income	$246	$335

Earnings per unit - basic
Net income attributable to unitholders excluding amounts attributable
to unvested restricted shares	$0.03	$0.07

Earnings per unit - diluted
Net income attributable to unitholders excluding amounts attributable
to unvested restricted shares	$0.03	$0.07

Weighted average number of units outstanding:
Basic	7,173	4,934
Diluted	7,193	4,997

Dividends declared per unit	$0.2850	$0.3375

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	General	General	Limited	Limited	Total
	Partner	Partner	Partner	Partner	Partners'
	Units	Capital	Units	Capital	Capital

Balance, December 31, 2010	5,550	$62,708	1,815	$21,575	$84,283

Share-based compensation	—	29	—	—	29

Distributions	—	(1,566)	—	(518)	(2,084)

Net income	—	185	—	61	246

Balance, March 31, 2011	5,550	$61,356	1,815	$21,118	$82,474

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$246	$335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,989	1,734
Gain on sale of marketable securities	(38)	—
Loss on sale or disposal of assets	18	33
Bad debt expense	69	29
Share-based compensation	78	71
Changes in operating assets and liabilities:
Escrows and acquisition deposits	3,021	2,047
Accrued rent and accounts receivable	(535)	15
Unamortized lease commissions and loan costs	(133)	(71)
Prepaid expenses and other assets	266	114
Accounts payable and accrued expenses	(2,220)	(2,837)
Tenants' security deposits	19	4
Net cash provided by operating activities	2,780	1,474

Cash flows from investing activities:
Additions to real estate	(1,042)	(499)
Investments in marketable securities	(1,865)	—
Proceeds from sales of marketable securities	908	—
Net cash used in investing activities	(1,999)	(499)

Cash flows from financing activities:
Distributions paid to OP Unit holders	(2,131)	(1,773)
Proceeds from notes payable	2,905	—
Repayments of notes payable	(731)	(715)
Payments of loan origination costs	(81)	—
Net cash used in financing activities	(38)	(2,488)

Net increase (decrease) in cash and cash equivalents	743	(1,513)
Cash and cash equivalents at beginning of period	17,591	6,275
Cash and cash equivalents at end of period	$18,334	$4,762

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,404	$1,409

Non cash Investing and financing activities:
Disposal of fully depreciated real estate	$1	$20
Financed insurance premiums	$550	$502
Accrued offering costs	$138	$—

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The use of the words “we,” “us,” “our,” or the “Partnership” refers to Whitestone REIT Operating Partnership, L.P. and our consolidated subsidiaries, except where the context otherwise requires. The use of the words "Whitestone," "the General Partner," "Management," or the "Company" refers to Whitestone REIT, except where the context otherwise requires.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2010 are derived from our audited consolidated financial statements at that date.  The unaudited financial statements as of March 31, 2011 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Partnership and our subsidiaries as of March 31, 2011, and the results of operations for the three month periods ended March 31, 2011 and 2010, the consolidated statement of changes in partners' capital for the three month period ended March 31, 2011 and cash flows for the three month periods ended March 31, 2011 and 2010.  All of these adjustments are of a normal recurring nature with the exception of a retroactive restatement of share and unit counts and per share and unit amounts to reflect our 1-for-3 reverse share split in August 2010.  The results of operations for the interim period are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Business.  Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership was formed on December 31, 1998 to conduct, together with its subsidiaries, substantially all of the operations for its sole general partner, Whitestone REIT.  Whitestone was formed as a real estate investment trust (“REIT”), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland pursuant to a merger of Whitestone directly with and into a Maryland REIT formed for the sole purpose of the reorganization and the conversion of each outstanding common share of beneficial interest of the Texas entity into 1.42857 Class A common shares of beneficial interest (the “Class A common shares”) of the Maryland entity.  As the general partner of the Partnership, Whitestone has the exclusive power to manage and conduct the business of the Partnership, subject to certain customary exceptions.  As of March 31, 2011 and December 31, 2010, we owned and operated 38 commercial properties in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  The accompanying consolidated financial statements include the accounts of the Partnership and it subsidiaries. All significant inter-company balances have been eliminated. Net income is allocated between the General Partner and limited partners based on the weighted-average percentage ownership of the Partnership during the year. Issuance of additional Class A or Class B common shares of beneficial interest in Whitestone (collectively, the “common shares”) and units of limited partnership interest in the Partnership that are convertible into cash or, at Whitestone's option, common shares on a one for one basis (“OP Units”) changes the ownership interests of both the Partnership and Whitestone.

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

Reclassifications.  We have reclassified certain prior fiscal year amounts in the accompanying consolidated financial

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

statements in order to be consistent with the current fiscal year presentation.  These reclassifications had no effect on net income or equity.

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's ("FASB") Investments-Debt and Equity Securities guidance. These securities are carried at fair market value with unrealized gains and losses reported in partners' capital as a component of Accumulated other comprehensive income. The fair value of the marketable securities is determined using level 1 inputs under FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of Interest, dividend and other investment income. We recognized a gain on marketable securities sold of approximately $38,000 and $0 for the three months ended March 31, 2011 and 2010, respectively.

Share-Based Compensation.   From time to time Whitestone awards nonvested restricted common share awards or restricted common share unit awards which may be converted into common shares, to trustees, executive officers and employees under its 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on Whitestone's management's most recent estimates using the fair value of the shares as of the grant date.  We recognized $0.1 million and $0.1 million in share-based compensation expense for the three months ended March 31, 2011 and 2010, respectively.

See our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion on significant accounting policies.

Recent Accounting Pronouncements.  There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

3. ACCRUED RENT AND ACCOUNTS RECEIVABLE, NET

Accrued rent and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2011	December 31, 2010

Tenant receivables	$1,798	$1,742
Accrued rent and other recoveries	4,616	4,288
Allowance for doubtful accounts	(1,220)	(1,304)
Other receivables	1	—
Total	$5,195	$4,726

4. UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	March 31, 2011	December 31, 2010

Leasing commissions	$5,054	$4,971
Deferred financing cost	2,387	2,307
Total cost	7,441	7,278
Less: leasing commissions accumulated amortization	(2,844)	(2,669)
Less: deferred financing cost accumulated amortization	(1,121)	(1,011)
Total cost, net of accumulated amortization	$3,476	$3,598

5. DEBT

Mortgages and other notes payable consist of the following (in thousands):

Description	March 31, 2011	December 31, 2010
Fixed rate notes
$3.0 million 6.00% Note, due 2021 (1)	$3,000	$—
$10.0 million 6.04% Note, due 2014	9,456	9,498
$1.5 million 6.50% Note, due 2014	1,490	1,496
$11.2 million 6.52% Note, due 2015	10,872	10,908
$21.4 million 6.53% Notes, due 2013	19,991	20,142
$24.5 million 6.56% Note, due 2013	23,924	24,030
$9.9 million 6.63% Notes, due 2014	9,431	9,498
$0.5 million 5.05% Notes, due 2011	436	13
Floating rate note
$26.9 million LIBOR + 2.86% Note, due 2013	25,160	25,356
	$103,760	$100,941

(1)    The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will be reset to the rate of interest for a five year balloon note with a thirty year amortization as published by the Federal Home Loan Bank.

As of March 31, 2011, our debt was collateralized by 24 properties with a carrying value of $112.2 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of March 31, 2011, we are in compliance with all loan covenants.

On March 31, 2011, the Partnership, operating through its subsidiary, Whitestone Featherwood LLC, a Texas limited liability company (the "Borrower"), executed a promissory note (the "Promissory Note") in the amount of $3,000,000 payable to ViewPoint Bank, a federal savings bank (the "Lender"), with an applicable interest rate of 6.0% per annum.  The interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will be reset to the rate of interest for a five year balloon note with a thirty year amortization as published by the Federal Home Loan Bank. Monthly payments of $17,987 become due on May 1, 2011 and continue thereafter on the first day of each calendar month until March 1, 2016. On March 31, 2016 the payment amount will be recalculated based upon the interest rate at that time.

The Promissory Note is a non-recourse loan secured by the Borrower's Featherwood property, located in Houston, Texas, and a limited guarantee by Whitestone.

In conjunction with the Promissory Note, a Deed of Trust was executed by the Borrower which contains customary terms and conditions, including representations, warranties and covenants by the Borrower that include, without limitation, assignment of rents, warranty of title, insurance requirements and maintenance, use and management of the properties.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The Promissory Note contains events of default that include, among other things, non-payment and default under the Deed of Trust. Upon occurrence of an event of default, the Lender is entitled to accelerate all obligations of the Borrower. The Lender will also be entitled to receive the entire unpaid balance and unpaid interest at a default rate.

The proceeds from the Promissory Note will be used for general corporate purposes.

Annual maturities of notes payable as of March 31, 2011 are due during the following years (in thousands):

Amount Due
Year	(in thousands)

2011	$2,321
2012	2,638
2013	66,486
2014	19,191
2015	10,315
2016 and thereafter	2,809
Total	$103,760

6.  EARNINGS PER UNIT

Basic earnings per unit for the Partnership's unitholders is calculated by dividing income from continuing operations excluding amounts attributable to unvested restricted shares by the Partnership's weighted-average units outstanding during the period.  Diluted earnings per unit is computed by dividing the net income excluding amounts attributable to unvested restricted shares by the weighted-average number of units including any dilutive unvested restricted shares.

Certain of Whitestone's performance restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit.

For the three months ended March 31, 2011, distributions of $54,000 were made to the holders of certain restricted common shares, $49,000 of which were charged against earnings.  For the three months ended March 31, 2010, distributions of $71,000 were made to holders of certain restricted common shares, $64,000 of which were charged against earnings.  See Note 11 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	Three Months Ended March 31,
	2011	2010
(in thousands, except per unit data)
Numerator:
Net income	$246	$335
Dividends paid on unvested restricted shares	(6)	(10)
Undistributed earnings attributable to unvested restricted shares	—	—
Net income excluding amounts attributable to unvested restricted shares	$240	$325

Denominator:
Weighted average number of units - basic	7,173	4,934
Effect of dilutive securities:
Unvested restricted shares	20	63
Weighted average number of units - dilutive	7,193	4,997

Earnings Per Unit:
Basic:
Net income excluding amounts attributable to unvested restricted shares	$0.03	$0.07
Diluted:
Net income excluding amounts attributable to unvested restricted shares	$0.03	$0.07

7. INCOME TAXES

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

During 2010, Whitestone discovered that it may have inadvertently violated the “5% asset test,” as set forth in Section 856(c)(4)(B)(iii)(I) of the Code, for the quarter ended March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank. If its investment in a commercial paper investment sweep account through such cash management agreement is not treated as cash, and is instead treated as a security of a single issuer for purposes of the “5% asset test,” then it failed the “5% asset test” for the first quarter of its 2009 taxable year. Whitestone believes, however, that if it failed the “5% asset test,” its failure would be considered due to reasonable cause and not willful neglect and, therefore, it would not be disqualified as a REIT for its 2009 taxable year. It would be, however, subject to certain reporting requirements and a tax equal to the greater of $50,000 or 35% of the net income from the commercial paper investment account during the period in which it failed to satisfy the “5% asset test.” The amount of such tax was $50,000, and it paid such tax on April 27, 2010.

If the IRS were to assert that Whitestone failed the “5% asset test” for the first quarter of its 2009 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, Whitestone's status as a REIT would terminate as of December 31, 2008. Whitestone would not be eligible to again elect REIT status until its 2014 taxable year. Consequently, it would be subject to federal income tax on its taxable income at regular corporate rates without the benefit of the dividends-paid deduction, and cash available for distributions to its shareholders and our partners would be reduced. Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

In May 2006, the State of Texas adopted the Texas Margin Tax effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which is codified in FASB ASC 740, Income Taxes (“ASC 740”) applies to the Texas Margin Tax.  We have recorded a margin tax provision of approximately $53,000 and $54,000 for the three months ended March 31, 2011 and 2010, respectively.

8.  RELATED PARTY TRANSACTIONS

Executive Relocation. On July 9, 2010, upon the unanimous recommendation of Whitestone's Compensation Committee, Whitestone entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio. Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence. In May 2010, Whitestone engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston. Since the engagement of the relocation firm, no offers on the home have been received. Under the relocation arrangement, Whitestone will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, not to exceed $700,000, plus tax on the amount of such payment at the maximum federal income tax rate. The first $450,000 plus any taxes will be paid in cash. Any amount payable in excess of $450,000 will be paid in Whitestone's common shares at the market value of the shares, as determined in the reasonable judgment of Whitestone's Board of Trusteees, as of the time of the sale of the residence.

The common shares payable to Mr. Mastandrea, if any, will be delivered over four consecutive quarters in equal installments. In addition, the arrangement requires Whitestone to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence. Whitestone has previously agreed to reimburse Mr. Mastandrea for out of pocket moving costs including packing, temporary storage, transportation and moving supplies.

9.  EQUITY

Under its declaration of trust, as amended, Whitestone has authority to issue up to 50 million Class A common shares of beneficial interest, $0.001 par value per share, up to 350 million Class B common shares of beneficial interest, $0.001 par value per share, and up to 50 million preferred shares of beneficial interest, $0.001 par value per share.

Operating Partnership Units

The Partnerships conducts substantially all of Whitestone's business.  Whitestone is the sole general partner of the operating partnership.  As of March 31, 2011, Whitestone owned a 75.4% interest in the Operating Partnership.

Limited partners in the Operating Partnership holding OP Units have the right to convert their OP Units into cash or, at Whitestone's option, Class A common shares at a ratio of one OP Unit for one Class A common share.  Distributions to OP Unit holders are paid at the same rate per unit as dividends per share of Whitestone.  Subject to certain restrictions, OP Units are not convertible into Class A common shares until the later of one year after acquisition or an initial public offering of the common shares.  As of March 31, 2011 and December 31, 2010, there were 7,364,913 and 7,364,943 OP Units outstanding, respectively.  Whitestone owned 5,550,344 and 5,550,374 OP Units as of March 31, 2011 and December 31, 2010, respectively. The balance of the OP Units is owned by third parties, including certain of Whitestone's trustees.  Whitestone's weighted-average share ownership in the Partnership was approximately 75.4% and 64.8% for the three months ended March 31, 2011 and March 31, 2010, respectively.

 Dividends and distributions

The following table summarizes the cash distributions paid or payable to holders of OP Units during the four quarters of 2010 and the quarter ended March 31, 2011.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	Whitestone		Limited Partners Other Than Whitestone		Total
Quarter Paid (in thousands, except per unit data)	Distribution Per OP Unit	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2011
First Quarter	$0.2850	$1,616	$0.2850	$515	$2,131
Total	$0.2850	$1,616	$0.2850	$515	$2,131

2010
Fourth Quarter	$0.2850	$1,616	$0.2850	$514	$2,130
Third Quarter	0.2850	1,203	0.2850	515	1,718
Second Quarter	0.3375	1,176	0.3375	610	1,786
First Quarter	0.3375	1,163	0.3375	610	1,773
Total	$1.2450	$5,158	$1.2450	$2,249	$7,407

10.  COMMITMENTS AND CONTINGENCIES

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.

Executive Relocation.  On July 9, 2010, upon the unanimous recommendation of Whitestone's Compensation Committee, Whitestone entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio.  Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence.  In May, 2010 Whitestone engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston.  Since the engagement of the relocation firm, no offers on the home have been received.  Under the relocation arrangement, Whitestone will pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, not to exceed $700,000, plus tax on the amount of such payment at the maximum federal income tax rate.  The first $450,000 plus any taxes will be paid in cash.  Any amount payable in excess of $450,000 will be paid in Whitestone's common shares at the market value of the shares, as determined in the reasonable judgment of Whitestone's Board of Trustees, as of the time of the sale of the residence.  The common shares payable to Mr. Mastandrea, if any, will be delivered over four consecutive quarters in equal installments.  In addition, the arrangement requires Whitestone to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence.  Whitestone has previously agreed to reimburse Mr. Mastandrea for out of pocket moving costs including packing, temporary storage, transportation and moving supplies.

11.  INCENTIVE SHARE PLAN

On July 29, 2008, Whitestone's shareholders approved the 2008 Long-Term Equity Incentive Ownership Plan (the “Plan”). On December 22, 2010, Whitestone's Board of Trustees amended the Plan to allow for the issuance of Class B common shares pursuant to the Plan. The Plan, as amended, provides that awards may be made with respect to Class B common shares of Whitestone or OP units, which may be converted into Class A common shares of Whitestone. The maximum aggregate number of Class B common shares that may be issued under the Plan is increased upon each issuance of Class A or Class B common shares by Whitestone (including issuances pursuant to the Plan) so that at any time the maximum number of shares that may be issued under the Plan shall equal 12.5% of the aggregate number of Class A and Class B common shares of Whitestone and OP units issued and outstanding (other than treasury shares and/or units issued to or held by Whitestone).

The Compensation Committee of Whitestone’s Board of Trustees administers the Plan, except with respect to awards

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2011 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2011	522,441	$12.48
Granted	—	—
Vested	(778)	15.45
Forfeited	(6,523)	11.15
Non-vested at March 31, 2011	515,140	$12.49
Available for grant at March 31, 2011	480,337

(1)    The fair value of the Class A common shares granted were determined based on observable market transactions occurring near the date of the grants.

A summary of Whitestone's nonvested and vested shares activity for the three months ended March 31, 2011 and years ended December 31, 2010, and 2009 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three months ended March 31, 2011	—	$—	(788)	$12
Year ended December 31, 2010	31,858	14.09	(55,699)	695
Year ended December 31, 2009	600,731	12.37	—	—

Total compensation recognized in earnings for share-based payments was $0.1 million for the three months ended March 31, 2011 and March 31, 2010, which represents achievement of the first performance-based target and anticipated vesting of certain restricted shares with time-based vesting.  With our current asset base, Whitestone's management does not expect to achieve the next performance-based target.  Should we increase our asset base, Whitestone's management may achieve the next performance-based target.  As a result, as of March 31, 2011, there was no unrecognized compensation cost related to outstanding nonvested performance-based shares based on Whitestone's management’s current estimates.  As of March 31, 2011, there was approximately $150,000 in unrecognized compensation cost related to outstanding nonvested time-based shares which are expected to be recognized over a weighted-average period of approximately two years. The fair value of the shares granted during the years ended December 31, 2010 and 2009 was determined based on observable market transactions occurring near the date of the grants.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

12. GRANTS TO TRUSTEES
On March 25, 2009, each of Whitestone's independent trustees was granted 1,667 restricted Class A common shares which vest in equal installments in 2010, 2011, and 2012. During the three months ended March 31, 2011, 2,224 of these restricted shares vested. These restricted shares were granted pursuant to individual grant agreements and were not pursuant to Whitestone's 2008 Plan.
The 8,333 Class A common shares granted to Whitestone's independent trustees had a weighted average grant date fair value of $14.81 per share, resulting in total unrecognized compensation cost of approximately $33,000 as of March 31, 2011, which is expected to be recognized over a weighted-average period of approximately one year. The fair value of the shares granted during 2009 was determined based on observable market transactions occurring near the date of the grants.

13. SEGMENT INFORMATION

Historically, management has not differentiated results of operations by property type or location and therefore does not present segment information.

14. SUBSEQUENT EVENTS

Desert Canyon Acquisition. On April 13, 2011, we acquired a property that meets our Community Centered Property strategy, containing 62,533 leasable square feet, inclusive of 12,960 square feet leased to two tenants under ground leases, in Mcdowell Mountain Ranch, located in northern Scottsdale, Arizona for approximately $3.65 million in cash and net prorations.
Offering of Class B Common Shares. In May 2011, Whitestone filed a prospectus pursuant to which 5,000,000 Class B Common Shares were offered for sale at a price to the public of $12.00 per share. In addition, the underwriters involved were granted an overallotment option to purchase an additional 750,000 shares of Whitestone's Class B Common Shares at the same public offering price. Pursuant to this offering, 5,310,000 shares (including 310,000 of the overallotment option shares) were sold and delivered on May 10, 2011 resulting in net proceeds to Whitestone, after underwriting discounts and offering expenses, of approximately $59.8 million. Whitestone contributed the approximately $59.8 million in net proceeds to us in exchange for 5,310,000 OP Units.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this quarterly report on Form 10-Q (the “Report”), and the consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

This Report contains forward-looking statements within the meaning of the federal securities laws, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our unitholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of management based on its knowledge and understanding of our business and industry.  Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions, although not all forward-looking statements include these words.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  You are cautioned not to place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Report.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Report include:

•	the imposition of federal taxes if Whitestone fails to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Texas, Arizona or Illinois;

•	increases in interest rates and operating costs;

•	inability to obtain necessary outside financing;

•	decreases in rental rates or increases in vacancy rates;

•	litigation risks;

•	lease-up risks;

•	inability to renew tenant or obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, as previously filed with the Securities and Exchange Commission (the “SEC”).

Overview

We are a Delaware limited partnership formed in 1998 and a majority-owned subsidiary of Whitestone, a fully integrated real estate company that owns and operates Community Centered Properties in culturally diverse markets in major metropolitan areas.  We define Community Centered Properties as visibly located properties in established or developing culturally diverse neighborhoods in our target markets.  Also founded in 1998, Whitestone, our general partner, is internally managed with a portfolio of commercial properties in Texas, Arizona and Illinois.

In October 2006, Whitestone's current management team joined Whitestone and adopted a strategic plan to acquire, redevelop, own and operate Community Centered Properties.  We market, lease, and manage our centers to match tenants with the shared needs of the surrounding neighborhood.  Those needs may include specialty retail, grocery, restaurants and medical, educational and financial services.  Our goal is for each property to become a Whitestone-branded business center or retail community that serves a neighboring five-mile radius around our property.  Whitestone employs and develops a diverse group of associates who understand the needs of our multicultural communities and tenants.

As of March 31, 2011, we had a total of 788 tenants.  We have a diversified tenant base with our largest tenant comprising only 1.9% of our annualized rental revenues for the three months ended March 31, 2011.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 80 new and renewal leases during the three months ended March 31, 2011 totaling approximately 218,000 square feet and approximately $6.0 million in total lease value.  This compares to 55 new and renewal leases totaling approximately 139,000 square feet and approximately $7.6 million in total lease value during the same period in 2010.

As of March 31, 2011, we had no employees and Whitestone employed 52 full-time employees.  As an internally managed REIT, Whitestone bears its own expenses of operations, including the salaries, benefits and other compensation of its employees, office expenses, legal, accounting and investor relations expenses and other overhead costs.  As the management and employees of Whitestone work for the benefit of the Operating Partnership, the costs and expenses of Whitestone have been presented in this Report in a manner consistent with Whitestone's presentation in its Form 10-Q for the period ended March 31, 2011.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $8.1 million for the three months ended March 31, 2011 as compared to $7.7 million for the three months ended March 31, 2010, an increase of $0.4 million, or 5%.  Revenue for the three months ended March 31, 2011 included approximately $0.2 million in revenue from properties acquired subsequent to March 31, 2010. Higher occupancy levels accounted for the remaining $0.2 million increase in revenues for the three months ended March 31, 2011 over the same period in 2010.  Our Operating Portfolio Occupancy Rate as of March 31, 2011 was 84%, as compared to 82% as of March 31, 2010. We define Operating Portfolio Occupancy Rate as physical occupancy on all properties excluding new acquisitions and properties which are undergoing significant redeveloping or re-tenanting.

Known Trends in Our Operations; Outlook for Future Results

Rental Income

We expect our rental income to increase year-over-year due to the addition of properties. We also expect modest continued improvement in the overall economy in Houston to provide slight increases in occupancy at certain of our properties, which should result in some growth in rental income.

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2011, approximately 37% of our gross leasable square footage is subject to leases that expire prior to December 31, 2012.  Over the last two years we have renewed approximately 75% of our square footage expiring as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  While our early renewal program and other leasing and marketing efforts target these expiring leases, we work toward re-leasing most of that space prior to expiration of the leases. In the markets in which we operate, we obtain and analyze market rental rates through review of third-party publications which provide market and submarket rental rate data and through inquiry of property owners and property management companies as to rental rates being quoted at properties which are located in close proximity to our properties and we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates.  The aggregate average rental rate per square foot on leases which expire prior to December 31, 2012 is slightly lower than the aggregate average rental rates per square foot of our total portfolio.  As such, we expect to renew these expiring leases at rates which are at, or near, their current rates. Market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to pay distributions to our unitholders.

Acquisitions

We expect to actively seek acquisitions in the foreseeable future. As of March 31, 2011, we owned and operated 38 commercial properties consisting of:

Operating Portfolio

•	eighteen retail Community Centered properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $70.0 million;

•	seven office Community Centered properties containing approximately 0.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $44.6 million; and

•
eleven office/flex Community Centered properties containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $41.3 million.

Redevelopment, New Acquisitions Portfolio

•	two retail Community Centered properties containing approximately 0.1 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $8.8 million.

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

On April 13, 2011, we acquired a property that meets our Community Centered Property strategy, containing 62,533 leasable square feet, inclusive of 12,960 square feet leased to two tenants under ground leases, in Mcdowell Mountain Ranch, located in northern Scottsdale, Arizona for approximately $3.65 million in cash and net prorations. Situated at a prime intersection at East McDowell Mountain Ranch Road and 105th Street, Desert Canyon is the nearest retail and office space to McDowell Mountain Elementary and Junior High Schools. Located adjacent to the Sonora Mountain Desert Preserve, a lighted trail and jogging path wind directly into the Desert Canyon site and provide access to the surrounding upscale residential neighborhoods.

In November 2010, we acquired a property that meets our Community Centered Property strategy, containing 111,130 leasable square feet located in central Phoenix, Arizona for approximately $6.4 million in cash and net prorations. The property, Sunnyslope is situated in an ideal location across the street from John C. Lincoln Hospital, the major employer in the area, and within a quarter mile from Sunnyslope High School.

In September 2010, we acquired a property that meets our Community Centered Property strategy, containing 28,547 leasable square feet located in Scottsdale, Arizona for approximately $2.2 million in cash and net prorations. The property, The Citadel is strategically located at a prime intersection at Pinnacle Peak and Pima Roads.

In January 2009, we acquired a property that meets our Community Centered Property strategy, containing 41,455 leasable square feet located in Buffalo Grove, Illinois for approximately $9.4 million, including cash of $5.5 million, issuance of 703,912 OP units valued at approximately $3.6 million and credit for net prorations of $0.3 million.  The property, Spoerlein Commons, is a two-story complex of retail, medical and professional office tenants.  We acquired the property from Midwest Development Venture IV (“MDV IV”), an Illinois limited partnership controlled by James C. Mastandrea, Whitestone's Chairman, President and Chief Executive Officer.  Because of Mr. Mastandrea’s relationship with the seller, a special committee consisting solely of Whitestone's independent trustees negotiated the terms of the transaction, which included the use of an independent appraiser to value the property.

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2010, under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to these policies during the three months ended March 31, 2011.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the unaudited financial statements.

Comparison of the Three Month Periods Ended March 31, 2011 and 2010

The following table provides a general comparison of our results of operations for the three months ended March 31, 2011 and March 31, 2010:

	Three Months Ended March 31,
	2011	2010
Number of properties owned and operated	38	36
Aggregate gross leasable area (sq. ft.)(1)	3,162,020	3,014,264
Ending occupancy rate - operating portfolio(2)	84%	82%
Ending occupancy rate - all properties	82%	82%

Total property revenues	$8,086	$7,709
Total property expenses	2,974	2,953
Total other expenses	4,795	4,334
Provision for income taxes	53	54
Loss on disposal of assets	18	33
Net income	$246	$335

Funds from operations (3)	$2,114	$1,965
Distributions paid on OP Units	2,131	1,773
Per OP Unit	$0.2850	$0.3375
Distributions paid as a % of funds from operations	101%	90%

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

Property revenues.  We had rental income and tenant reimbursements of approximately $8.1 million for the three months ended March 31, 2011 as compared to $7.7 million for the three months ended March 31, 2010, an increase of $0.4 million, or 5%. Revenue for the three months ended March 31, 2011 included approximately $0.2 million in revenue from properties acquired subsequent to March 31, 2010. Higher occupancy levels accounted for the remaining $0.2 million increase in revenues for the three months ended March 31, 2011 over the same period in 2010.

Property expenses.  Our property expenses were approximately $3.0 million for the three months ended March 31, 2011 and the three months ended March 31, 2010.  The primary components of total property expenses are detailed in the table below (in thousands):

	Three Months Ended March 31,		Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Real estate taxes	$1,020	$1,152	$(132)	(11)%
Utilities	559	580	(21)	(4)%
Contract services	567	514	53	10%
Repairs and maintenance	289	230	59	26%
Bad debt	69	29	40	138%
Labor and other	470	448	22	5%
Total property expenses	$2,974	$2,953	$21	1%

Real estate taxes.  Real estate taxes decreased $132,000, or 11%, during the three months ended March 31, 2011 as compared to the same period in 2010, primarily as a result of favorable settlements by the various county appraisal districts. In 2010, primarily as a result of our formal protests of assessed values, the various appraisal districts agreed to lower valuations and resulting taxes by significant amounts. We work actively to keep our valuations and resulting taxes as low as possible as most of these taxes are passed through to our tenants through triple net leases.

Contract Services.  Contract services increased $53,000, or 10%, during the three months ended March 31, 2011 as compared to the same period in 2010. The increase in contract services expense included $23,000 in contract expenses for properties acquired subsequent to March 31, 2010, $23,000 in increased janitorial expenses and $7,000 in increased trash service cost.

Repairs and maintenance. Repairs and maintenance increased $59,000, or 26%, during the three months ended March 31, 2011 as compared to the same period in 2010, primarily as the result of $43,000 in increased plumbing, electrical and sign repairs and $16,000 in repair costs for properties acquired subsequent to March 31, 2010.

Bad debt.  Bad debt for the three months ended March 31, 2011 increased $40,000, or 138%, as compared to the same period in 2010. Bad debt expense for the three months ended March 31, 2010 included settlements with a small number of tenants that carried large past due accounts receivable balances. The settlements resulted in recoveries of accounts receivable balances on which we previously recorded allowances for bad debt, resulting in reduced bad debt expense during the three months ended March 31, 2010. We vigorously pursue past due accounts, but expect collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Increases of $22,000, or 5%, in labor and other during 2011, as compared to the same period in 2010, were the result of the continued internalization of many maintenance functions and increased focus on tenant service and property conditions by property management personnel. We have been able to accomplish a greater focus on tenant service and property conditions as a result of realignment of duties and reductions in administrative duties required of these individuals. This decrease in administrative duties is a result of improvements in systems, processes and reporting.

Other expenses.  Our other expenses were $4.8 million for the three months ended March 31, 2011, as compared to $4.3 million for the year ended March 31, 2010, an increase of $0.5 million.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Three Months Ended March 31,		Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
General and administrative	$1,464	$1,200	$264	22%
Depreciation and amortization	1,989	1,734	255	15%
Interest expense	1,402	1,407	(5)	—%
Interest, dividend and other investment income	(60)	(7)	(53)	757%
Total other expenses	$4,795	$4,334	$461	11%

General and administrative.  General and administrative expenses increased approximately $264,000, or 22%, for the three months ended March 31, 2011 as compared to the same period in 2010. The increases in general and administrative expenses included legal and other professional fees of $161,000, travel and dues and subscriptions of $49,000, salaries and benefits of $40,000 and $14,000 of other corporate office expenses.

Depreciation and amortization.  Depreciation and amortization increased $255,000, or 15%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Depreciation for improvements to existing properties increased $174,000 for the the three months ended March 31, 2011 as compared to the same period in 2010, and amortization of capitalized leasing commissions increased $34,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Depreciation for properties added subsequent to March 31, 2010 was $45,000.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $53,000 , or 757%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The three months ended March 31, 2011 included $38,000 in realized gains on sales of marketable securities and $15,000 in dividend income that was not included in the three months ended March 31, 2010.

Funds From Operations

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

Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using U.S. GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.  In addition, securities analysts, investors and other interested parties use FFO as the primary metric for comparing the relative performance of equity REITs.  There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

FFO should not be considered as an alternative to net income or other measurements under U.S. GAAP, as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.  FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

Reconciliation of Non-U.S. GAAP Financial Measures

	Three Months Ended March 31,
	2011	2010
Net income	$246	$335
Depreciation and amortization of real estate assets	1,850	1,597
Loss on sale or disposal of assets	18	33
FFO	$2,114	$1,965

Liquidity and Capital Resources

Our primary liquidity demands are distributions to holders of our OP units, capital improvements and repairs and maintenance for our properties, acquisition of additional properties, tenant improvements and debt repayments.
     Primary sources of capital for funding our acquisitions and redevelopment programs are cash flows generated from operating activities, issuances of notes payable, sales of Whitestone's common shares, sales of OP Units, sales of underperforming properties and other financing opportunities including equity issuance and debt financing. We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties through issuances of Whitestone's equity, including proceeds from Whitestone's secondary public offering of Class B common shares in May 2011, Whitestone's initial public offering of Class B shares in August 2010, and through debt financing.
Our capital structure includes non-recourse secured debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain debt transactions principally through interest rate swaps with major financial institutions.

During the three months ended March 31, 2011, our cash provided from operating activities was $2.8 million and our total distributions were $2.1 million.  Therefore, we had cash flow from operations in excess of distributions of approximately $0.7 million.

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

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $18.3 million at March 31, 2011, as compared to $17.6 million on December 31, 2010.  The increase of $0.7 million was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $2.8 million for the three months ended March 31, 2011;

•	Net proceeds of $2.8 million from issuance of notes payable net of origination costs;

•	Proceeds from sales of marketable securities of $0.9 million;
Uses of Cash

•	Payment of distributions to OP Unit holders of $2.1 million;

•	Investments in marketable securities of $1.9 million ;

•	Additions to real estate of $1.0 million;

•	Payments of loans of $0.8 million.
     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Mortgages and other notes payable consist of the following (in thousands):

Description	March 31, 2011	December 31, 2010
Fixed rate notes
$3.0 million 6.00% Note, due 2021 (1)	$3,000	$—
$10.0 million 6.04% Note, due 2014	9,456	9,498
$1.5 million 6.50% Note, due 2014	1,490	1,496
$11.2 million 6.52% Note, due 2015	10,872	10,908
$21.4 million 6.53% Notes, due 2013	19,991	20,142
$24.5 million 6.56% Note, due 2013	23,924	24,030
$9.9 million 6.63% Notes, due 2014	9,431	9,498
$0.5 million 5.05% Notes, due 2011	436	13
Floating rate note
$26.9 million LIBOR + 2.86% Note, due 2013	25,160	25,356
	$103,760	$100,941

(1)    The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will be reset to the rate of interest for a five year balloon note with a thirty year amortization as published by the Federal Home Loan Bank.

As of March 31, 2011, our debt was collateralized by 24 properties with a carrying value of $112.2 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of March 31, 2011, we are in compliance with all loan covenants.

On March 31, 2011, the Partnership, operating through its subsidiary, Whitestone Featherwood LLC, a Texas limited liability company (the "Borrower"), executed a promissory note (the "Promissory Note") in the amount of $3,000,000 payable to ViewPoint Bank, a federal savings bank (the "Lender"), with an applicable interest rate of 6.0% per annum.  The interest rate is fixed through March 30, 2016. On March 31, 2016, the interest rate will be reset to the rate of interest for a five year balloon note with a thirty year amortization as published by the Federal Home Loan Bank. Monthly payments of $17,987 became due on May 1, 2011 and continue thereafter on the first day of each calendar month until March 1, 2016. On March 31, 2016 the payment amount will be recalculated based upon the interest rate at that time.

The Promissory Note is a non-recourse loan secured by the Borrower's Featherwood property, located in Houston, Texas, and a limited guarantee by Whitestone. In conjunction with the Promissory Note, a Deed of Trust was executed by the Borrower which contains customary terms and conditions, including representations, warranties and covenants by the Borrower that include, without limitation, assignment of rents, warranty of title, insurance requirements and maintenance, use and management of the properties.

The Promissory Note contains events of default that include, among other things, non-payment and default under the Deed of Trust. Upon occurrence of an event of default, the Lender is entitled to accelerate all obligations of the Borrower. The Lender will also be entitled to receive the entire unpaid balance and unpaid interest at a default rate. The proceeds from the Promissory Note will be used for general corporate purposes.

Annual maturities of notes payable as of March 31, 2011 are due during the following years (in thousands):

Amount Due
Year	(in thousands)

2011	$2,321
2012	2,638
2013	66,486
2014	19,191
2015	10,315
2016 and thereafter	2,809
Total	$103,760

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

Dividends and Distributions

The following table summarizes the cash distributions paid or payable to holders of OP Units during the four quarters of 2010 and the quarter ended March 31, 2011.

	Whitestone		Limited Partners Other Than Whitestone		Total
Quarter Paid (in thousands, except per unit data)	Distribution Per OP Unit	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2011
First Quarter	$0.2850	$1,616	$0.2850	$515	$2,131
Total	$0.2850	$1,616	$0.2850	$515	$2,131

2010
Fourth Quarter	$0.2850	$1,616	$0.2850	$514	$2,130
Third Quarter	0.2850	1,203	0.2850	515	1,718
Second Quarter	0.3375	1,176	0.3375	610	1,786
First Quarter	0.3375	1,163	0.3375	610	1,773
Total	$1.2450	$5,158	$1.2450	$2,249	$7,407

Taxes

We are a partnership under Subchapter K of the Code for federal income tax purposes and therefore do not expect to be subject to federal income tax.  As long as we qualify as a partnership for federal income tax purposes, our partners will be required to recognize their allocable share of our income, gain, deduction and loss in computing their federal income tax liabilities.  If we become a “publicly traded partnership” and our taxable income does not substantially consist of specified types of passive income, we will be treated as an association taxable as a corporation (rather than as partnerships) for federal income tax purposes.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as of March 31, 2011 and December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair value relevant to our financial instruments depend upon prevailing market interest rates.  Market risk is the risk of loss arising from adverse changes in market prices and interest rates.  The principal market risk to which we are exposed is the risk related to interest rate fluctuations.  Based upon the nature of our operations, we are not subject to foreign exchange rate or commodity price risk.  We will be exposed to changes in interest rates as a result of our financial instruments consisting of loans that have floating interest rates.  As of March 31, 2011, we had $25.2 million of loans, or about 24% of our debt, with floating interest rates.  All of our financial instruments were entered into for other than trading purposes.  As of March 31, 2011, we did not have a fixed rate hedge in place, leaving $25.2 million subject to interest rate fluctuations.  The impact of a 1% increase or decrease in interest rates on our debt would result in a decrease or increase of annual net income of approximately $0.3 million, respectively.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of its principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the  information required to be disclosed in our filings under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, Whitestone REIT's principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

WHITESTONE REIT OPERATING PARTNERSHIP, L.P.
(Registrant)

By: Whitestone REIT, its General Partner

Date:	May 16, 2011	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2011	/s/ David K. Holeman
David K. Holeman
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1.1	Amended and Restated Declaration of Trust of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to Whitestone REIT's Current Report on Form 8-K, filed on July 31, 2008)

3.1.2	Articles Supplementary of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3(i).1 to Whitestone REIT's Current Report on Form 8-K, filed December 6, 2006)

3.1.3	Articles of Amendment of Whitestone REIT (previously filed and incorporated by reference to Exhibit 3.1 to Whitestone REIT's Current Report on Form 8-K, filed on August 24, 2010)

3.1.4	Articles of Amendment of Whitestone REIT (previously filed and incorporated by reference to Exhibit 3.2 to Whitestone REIT's Current Report on Form 8-K, filed on August 24, 2010)

3.1.5	Articles Supplementary of Whitestone REIT (previously filed and incorporated by reference to Exhibit 3.3 to Whitestone REIT's Current Report on Form 8-K, filed on August 24, 2010)

3.2	Amended and Restated Bylaws of Whitestone REIT (previously filed as and incorporated by reference to Exhibit 3.1 to Whitestone REIT's Current Report on Form 8-K, filed October 9, 2008)

10.1
Promissory Note between Whitestone Featherwood, LLC and Viewpoint Bank, dated March 31, 2011 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2011)

21.1*	List of subsidiaries of Whitestone REIT Operating Partnership, L.P.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 ________________________

*   Filed herewith.
** Furnished herewith.