Form 10-Q
period 2012-06-30
Whitestone REIT Operating Partnership, L.P.
filed 2012-08-14
CIK 1490653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 2, 2012, the Registrant had outstanding 786,191 units of limited partnership held by non-affiliates. There is no established market for such units.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$304,517	$292,360
Accumulated depreciation	(48,999)	(45,472)
Total real estate assets	255,518	246,888
Cash and cash equivalents	3,863	5,695
Marketable securities	2,786	5,131
Escrows and acquisition deposits	3,767	4,996
Accrued rents and accounts receivable, net of allowance for doubtful accounts	6,727	6,053
Unamortized lease commissions and deferred loan costs	4,495	3,755
Prepaid expenses and other assets	1,481	975
Total assets	$278,637	$273,493

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Notes payable	$140,051	$127,890
Accounts payable and accrued expenses	7,034	9,017
Tenants' security deposits	2,393	2,232
Dividends and distributions payable	3,655	3,647
Total liabilities	153,133	142,786
Commitments and contingencies:	—	—
Equity:
General Partner, 11,904,008 and 11,317,042 units outstanding as of June 30, 2012 and December 31, 2011, respectively	117,602	117,077
Limited Partners, 786,191 and 1,360,927 units outstanding as of June 30, 2012 and December 31, 2011, respectively	8,432	14,959
Accumulated other comprehensive loss	(530)	(1,329)
Total partners' capital	125,504	130,707
Total liabilities and partners' capital	$278,637	$273,493

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Property revenues
Rental revenues	$8,523	$6,705	$16,651	$13,376
Other revenues	2,464	1,365	4,762	2,780
Total property revenues	10,987	8,070	21,413	16,156

Property expenses
Property operation and maintenance	2,759	1,998	5,111	3,952
Real estate taxes	1,503	1,108	2,813	2,128
Total property expenses	4,262	3,106	7,924	6,080

Other expenses (income)
General and administrative	1,863	1,778	3,504	3,242
Depreciation and amortization	2,663	1,976	5,207	3,965
Interest expense	1,734	1,445	3,446	2,847
Interest, dividend and other investment income	(83)	(55)	(153)	(115)
Total other expense	6,177	5,144	12,004	9,939

Income (loss) before loss on disposal of assets and income taxes	548	(180)	1,485	137

Provision for income taxes	(70)	(58)	(135)	(111)
Loss on sale or disposal of assets	(16)	—	(28)	(18)

Net income (loss)	$462	$(238)	$1,322	$8

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic and Diluted Earnings (Loss) Per Unit:
Net income (loss) attributable to unitholders excluding amounts attributable to unvested restricted shares	$0.04	$(0.02)	$0.10	$—

Weighted average number of units outstanding:
Basic	12,685	10,399	12,683	8,890
Diluted	12,693	10,399	12,694	8,890

Distributions declared per OP unit	$0.2850	$0.2850	$0.5700	$0.5700

Consolidated Statements of Comprehensive Income (Loss)

Net income (loss)	$462	$(238)	$1,322	$8

Other comprehensive gain (loss)

Unrealized gain (loss) on available-for-sale marketable securities	33	(209)	799	(209)

Comprehensive income (loss)	$495	$(447)	$2,121	$(201)

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	General Partner Units	General Partner Unitholders	Limited Partner Units	Limited Partner Unitholders	Other Comprehensive Income (Loss)	Total Partners' Capital
Balance, December 31, 2011	11,317	$117,077	1,361	$14,959	$(1,329)	$130,707

Exchange of noncontrolling interest OP units and Class A common shares for Class B common shares	575	6,224	(575)	(6,224)	—	—

Exchange offer costs	—	(334)	—	—	—	(334)

Distribution reinvestment plan	3	45	—	—	—	45

Share-based compensation	9	169	—	—	—	169

Distributions	—	(6,803)	—	(401)	—	(7,204)

Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	799	799

Net income	—	1,224	—	98	—	1,322

Balance June 30, 2012	11,904	$117,602	786	$8,432	$(530)	$125,504

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$1,322	$8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,573	3,736
Amortization of deferred loan costs	634	229
Gain on sale of marketable securities	(32)	(38)
Loss on sale or disposal of assets	28	18
Bad debt expense	358	214
Share-based compensation	266	155
Changes in operating assets and liabilities:
Escrows and acquisition deposits	1,229	1,986
Accrued rents and accounts receivable	(1,064)	(544)
Unamortized lease commissions	(600)	(402)
Prepaid expenses and other assets	298	495
Accounts payable and accrued expenses	(1,917)	(1,758)
Tenants' security deposits	161	49
Net cash provided by operating activities	5,256	4,148

Cash flows from investing activities:
Acquisitions of real estate	(6,400)	(8,650)
Additions to real estate	(6,465)	(2,066)
Investments in marketable securities	(750)	(10,461)
Proceeds from sales of marketable securities	3,926	909
Net cash used in investing activities	(9,689)	(20,268)

Cash flows from financing activities:
Distributions paid to OP unit holders	(7,243)	(4,767)
Proceeds from issuance of common shares	—	60,066
Payments of exchange offer costs	(306)	—
Proceeds from notes payable	13,156	2,905
Repayments of notes payable	(1,819)	(1,540)
Payments of loan origination costs	(1,187)	(359)
Net cash provided by financing activities	2,601	56,305

Net increase (decrease) in cash and cash equivalents	(1,832)	40,185
Cash and cash equivalents at beginning of period	5,695	17,591
Cash and cash equivalents at end of period	$3,863	$57,776

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,375	$2,838
Cash paid for taxes	$225	$215
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$523	$21
Financed insurance premiums	780	649
Value of shares issued under distribution reinvestment plan	45	—
Accrued offering costs	28	305
Value of Class B shares exchanged for OP units	6,224	—
Change in fair value of available-for-sale securities	799	(209)

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The use of the words “we,” “us,” “our,” the "Operating Partnership" or the “Partnership” refers to Whitestone REIT Operating Partnership, L.P. and our consolidated subsidiaries, except where the context otherwise requires. The use of the words "Whitestone," the "General Partner," "Management," or the "Company" refers to Whitestone REIT, except where the context requires otherwise.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2011 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of June 30, 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Partnership and its subsidiaries as of June 30, 2012, and the results of operations for the three and six month periods ended June 30, 2012 and 2011, the consolidated statements of changes in partners' capital for the six month period ended June 30, 2012 and cash flows for the six month periods ended June 30, 2012 and 2011.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Business.  Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership, was formed on December 31, 1998 to conduct, together with its subsidiaries, substantially all of the operations of its sole general partner, Whitestone REIT. Whitestone was formed as a real estate investment trust (“REIT”), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998.  In July 2004, Whitestone changed its state of organization from Texas to Maryland.  As the general partner of the Partnership, Whitestone has the exclusive power to manage and conduct the business of the Partnership, subject to certain customary exceptions.  As of June 30, 2012 and December 31, 2011, the Partnership owned and operated 46 and 45 commercial properties, respectively, in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  The accompanying consolidated financial statements include the accounts of the Partnership and its subsidiaries. All net income (loss) is allocated between the General Partner and the limited partners based on the weighted-average percentage ownership of the Partnership during the period.  Issuances of additional common shares of beneficial interest, par value $0.001 per share, in Whitestone (the "common shares") and units of limited partnership interest in the Partnership that are convertible into cash or, at Whitestone's option, common shares on a one-for-one basis (“OP units”) changes the ownership interests of both the Partnership and Whitestone.

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

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation.  These reclassifications had no effect on net income, total assets, total liabilities or partners' capital.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's ("FASB") Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in partners' capital as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income. We recognized gains on the sale of marketable securities of approximately $31,000 and $0 for the three months ended June 30, 2012 and 2011, respectively, and $32,000 and $38,000 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, our investment in available-for-sale marketable securities was approximately $2,786,000, which includes an aggregate unrealized loss of approximately $530,000.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2012, approximately $44,000 and $31,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2012, approximately $88,000 and $63,000 in interest expense and real estate taxes, respectively, were capitalized. No interest expense or real estate taxes were capitalized during the three or six months ended June 30, 2011.

Share-Based Compensation.   From time to time, Whitestone awards nonvested restricted common share awards or restricted common share unit awards that may be converted into common shares, to its trustees, executive officers and employees under Whitestone's 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on Whitestone's most recent estimates using the fair value of the shares as of the grant date. We recognized $188,000 and $77,000 in share-based compensation for the three months ended June 30, 2012 and 2011, respectively, and we recognized $266,000 and $155,000 in share-based compensation for the six months ended June 30, 2012 and 2011, respectively.

See our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion on significant accounting policies.

Recent Accounting Pronouncements.  There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of June 30, 2012 and December 31, 2011. Available-for-sale securities consisted of the following (in thousands):

	June 30, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate common stock	$3,316	$1	$(531)	$2,786
Total available-for-sale securities	$3,316	$1	$(531)	$2,786

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

	December 31, 2011
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Exchange-traded fund	$301	$—	$(37)	$264
Real estate sector mutual funds	351	—	(55)	296
Real estate common stock	5,808	—	(1,237)	4,571
Total available-for-sale securities	$6,460	$—	$(1,329)	$5,131

During the three and six months ended June 30, 2012, available-for-sale securities were sold for total proceeds of $1,312,000 and $3,926,000, respectively. The gross realized gains and losses on these sales during the three months ended June 30, 2012 totaled $34,000 and $3,000, respectively, and the gross realized gains and losses on the sales during the six months ended June 30, 2012 totaled $74,000 and $42,000, respectively. During the three and six months ended June 30, 2011, available-for-sale securities were sold for total proceeds of $1,000 and $909,000, respectively. No gross realized gains or losses on these sales were recognized during the three months ended June 30, 2011, and the gross realized gains and losses on the sales during the six months ended June 30, 2011 totaled $39,000 and $1,000, respectively.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2012	December 31, 2011

Tenant receivables	$3,362	$1,914
Accrued rents and other recoveries	4,989	5,505
Allowance for doubtful accounts	(1,624)	(1,366)
Total	$6,727	$6,053

5. UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs that have been deferred consist of the following (in thousands):

	June 30, 2012	December 31, 2011

Leasing commissions	$5,193	$5,326
Deferred financing cost	4,315	2,916
Total cost	9,508	8,242
Less: leasing commissions accumulated amortization	(2,760)	(2,861)
Less: deferred financing cost accumulated amortization	(2,253)	(1,626)
Total cost, net of accumulated amortization	$4,495	$3,755

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

6. DEBT

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2012	December 31, 2011
Fixed rate notes
$1.4 million 5.00% Note, due 2012	$1,352	$1,318
$14.1 million 5.695% Note, due 2013	13,993	14,110
$3.0 million 6.00% Note, due 2021 (1)	2,961	2,978
$10.0 million 6.04% Note, due 2014	9,235	9,326
$1.5 million 6.50% Note, due 2014	1,458	1,471
$11.2 million 6.52% Note, due 2015	10,688	10,763
$21.4 million 6.53% Notes, due 2013	19,200	19,524
$24.5 million 6.56% Note, due 2013	23,370	23,597
$9.9 million 6.63% Notes, due 2014	9,075	9,221
$0.7 million 2.97% Note, due 2012	367	23
Floating rate notes
Unsecured line of credit, LIBOR plus 2.75% to 3.75%, due 2015	24,200	11,000
$26.9 million, LIBOR plus 2.86%, due 2013	24,152	24,559
	$140,051	$127,890

(1)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five year balloon note with a thirty year amortization as published by the Federal Home Loan Bank.

As of June 30, 2012, our $115 million in secured debt was collateralized by 26 properties with a carrying value of $145.6 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of June 30, 2012, we were in compliance with all loan covenants.

Our $125 million unsecured revolving credit facility (the “Credit Facility”), which is available to us for acquisitions of properties and and working capital, is our primary source of additional credit. As of June 30, 2012, $24.2 million was drawn on the Credit Facility, and our borrowing capacity was $100.8 million, assuming use of the proceeds to acquire properties, or repayment of debt on properties, that are eligible to be included in the unsecured borrowing base. The Credit Facility bears interest at LIBOR plus 2.75% to 3.75%, and matures on February 27, 2015. As of June 30, 2012, the interest rate was 3.00%.

Whitestone serves as the guarantor for funds borrowed by the Partnership under the Credit Facility. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges, minimum property net operating income to total indebtedness and maintenance of net worth. The Credit Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, material misrepresentation of representations and warranties, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status for Whitestone. As of June 30, 2012, we were in compliance with all covenants.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Scheduled maturities of our debt as of June 30, 2012 were as follows (in thousands):

Amount Due
Year	(in thousands)

2012	$3,207
2013	80,326
2014	19,191
2015	34,515
2016	48
Thereafter	2,764
Total	$140,051

We will have approximately $14 million of debt maturing in June 2013 and approximately $67 million maturing in October and November 2013. The majority of this debt is with insurance companies and was entered into in late 2008. We have begun renewal discussion with our current lenders and expect to renew this debt with our current lenders or new lenders at rates and terms similar or better than our current rates and terms. We also have availability under our Credit Facility should we be unable to obtain similar or better financing from our current lenders or new lenders.

7.  EARNINGS (LOSS) PER UNIT

Basic earnings (loss) per OP unit for the Partnership's unitholders is calculated by dividing income (loss) from continuing operations excluding amounts attributable to unvested restricted shares by the Partnership's weighted-average OP units outstanding during the period.  Diluted earnings (loss) per OP unit is computed by dividing the net income (loss) from continuing operations excluding amounts attributable to unvested restricted shares by the Partnership's weighted-average OP units outstanding during the period including any dilutive unvested restricted shares.

Certain of Whitestone's performance-based restricted common shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per OP unit.  For the three and six months ended June 30, 2011, diluted weighted average common shares do not include the impact of approximately 13,000 and 16,000 unvested restricted shares, respectively, because the effect of these items on diluted earnings per share would be anti-dilutive.

For the three months ended June 30, 2012 and 2011, distributions of $50,000 and $53,000, respectively, were made to holders of certain restricted common shares, $48,000 and $49,000 of which were charged against earnings. For the six months ended June 30, 2012 and 2011, distributions of $103,000 and $108,000, respectively, were made to holders of certain restricted common shares, $97,000 and $98,000 of which were charged against earnings. See Note 12 for information related to restricted common shares under the 2008 Plan.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(in thousands, except per unit data)
Numerator:
Net income (loss)	$462	$(238)	$1,322	$8
Distributions paid on unvested restricted shares	(2)	(4)	(6)	(10)
Undistributed earnings attributable to unvested restricted shares	—	—	—	—

Net income (loss) attributable to unitholders excluding amounts attributable to unvested restricted shares	$460	$(242)	$1,316	$(2)

Denominator:
Weighted average number of units - basic	12,685	10,399	12,683	8,890
Effect of dilutive securities:
Unvested restricted shares	8	—	11	—
Weighted average number of units - dilutive	12,693	10,399	12,694	8,890

Earnings (Loss) Per Unit:
Basic:
Net income (loss) attributable to unitholders excluding amounts attributable to unvested restricted shares	$0.04	$(0.02)	$0.10	$—
Diluted:
Net income (loss) attributable to common unitholders excluding amounts attributable to unvested restricted shares	$0.04	$(0.02)	$0.10	$—

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

During 2010, Whitestone discovered that it may have inadvertently violated the “5% asset test,” as set forth in Section 856(c)(4)(B)(iii)(I) of the Code, for the quarter ended March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank. If its investment in a commercial paper investment sweep account through such cash management agreement is not treated as cash, and is instead treated as a security of a single issuer for purposes of the “5% asset test,” then it failed the “5% asset test” for the first quarter of its 2009 taxable year. Whitestone believes, however, that if it failed the “5% asset test,” its failure would be considered due to reasonable cause and not willful neglect and, therefore, it would not be disqualified as a REIT for its 2009 taxable year. It would be, however, subject to certain reporting requirements and a tax equal to the greater of $50,000 or 35% of the net income from the commercial paper investment account during the period in which it failed to satisfy the “5% asset test.” The amount of such tax is $50,000, and Whitestone paid such tax on April 27, 2010.

If the IRS were to assert that Whitestone failed the “5% asset test” for the first quarter of its 2009 taxable year and that

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which is codified in FASB ASC 740, "Income Taxes" (“ASC 740”) applies to the Texas Margin Tax.  For the three months ended June 30, 2012 and 2011, we recognized $65,000 and $58,000 in margin tax provision, respectively, and for the six months ended June 30, 2012 and 2011, we recognized $123,000 and $110,000, respectively.

9.  RELATED PARTY TRANSACTIONS

Executive Relocation. On July 9, 2010, upon the unanimous recommendation of Whitestone's Compensation Committee of Whitestone's board of trustees, Whitestone entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio. Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence. In May 2010, Whitestone engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston. Since the engagement of the relocation firm, no offers on the home have been received. On August 9, 2012, upon the unanimous recommendation of Whitestone's Compensation Committee to Whitestone's board of trustees, the arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland Ohio was amended. The following summarizes the amended arrangement:

•
Reimbursement of Mr. Mastandrea of the amount, if any, by which the sales price for the sale of the Residence is less than $2,450,000 (the “Sales Price Shortfall”) upon sale of the Residence (the “Shortfall Reimbursement”);

•
Payment to Mr. Mastandrea of an amount equal to the amount of any Shortfall Reimbursement divided by the net difference of one (1) minus the maximum U.S. federal income tax rate in effect at the time of the sale of the Residence, less the Shortfall Reimbursement (the “Tax Payment”);

•
Payment of the sum of the Shortfall Reimbursement and Tax Payment (the “Lump Sum Payment”) as follows: (1) Cash within five (5) business days after the sale of the Residence (the “Cash Payment”); and (2) Company common shares, with the number of common shares being equal to the Lump Sum Payment, minus the Cash Payment, divided by the last sale price of the common shares on the New York Stock Exchange on the day of the sale of the Residence, with the proportion of the Lump Sum Payment to be paid in cash and common shares being determined upon agreement between Mr. Mastandrea and the Compensation Committee at the time of the sale of the Residence;

•	Payment of housing expenses in Houston, Texas for a period of one (1) year following the sale of the Residence; and

•	Payment of out of pocket moving costs including packing, temporary storage, transportation and moving supplies.

10.  PARTNERS' CAPITAL

Reclassification of Common Shares

On June 27, 2012, Whitestone filed with the State Department of Assessments and Taxation of Maryland amendments to its declaration of trust that (i) reclassified each issued and unissued Class A common share of beneficial interest, par value $0.001 per share (the "Class A common shares") into one Class B common share of beneficial interest, par value $0.001 per share (the "Class B common shares") and (ii) changed the designation of all of the Class B common shares to “common shares.” The amendment setting forth the reclassification of the Class A common shares into Class B common shares was approved by Whitestone's shareholders at the 2012 annual meeting of shareholders held on May 22, 2012. The amendment approving the redesignation of the Class B common shares to common shares was approved by Whitestone's board of trustees

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

and did not require shareholder approval.

Common Shares

Following the reclassification of Whitestone's common shares on June 27, 2012, as described above, under its declaration of trust, as amended, Whitestone has authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Operating Partnership Units
Substantially all of Whitestone's business is conducted through the Partnership.  Whitestone is the sole general partner of the Partnership.  As of June 30, 2012, Whitestone owned a 93.8% interest in the Partnership.

Limited partners in the Partnership holding OP units have the right to convert their OP units into cash or, at Whitestone's option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unit holders are paid at the same rate per unit as distributions per share to Whitestone common shares.  As of June 30, 2012 and December 31, 2011, there were 12,690,199 and 12,677,969 OP units outstanding, respectively.  Whitestone owned 11,904,008 and 11,317,042 OP units as of June 30, 2012 and December 31, 2011, respectively. The balance of the OP units is owned by third parties, including certain of Whitestone's trustees.  Whitestone's weighted-average share ownership in the Partnership was approximately 93.0% and 83.4% for the three months ended June 30, 2012 and 2011, respectively, and 92.6% and 80.1% for the six months ended June 30, 2012 and June 30, 2011, respectively.

 Distributions

The following table summarizes the cash distributions paid or payable to holders of OP units during each quarter during 2011 and the six months ended June 30, 2012 (in thousands, except per OP unit data):

	Whitestone		Limited Partners Other Than Whitestone		Total
Quarter Paid	Distributions Per OP Unit	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2012
Second Quarter	$0.2850	$3,362	$0.2850	$258	$3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$0.5700	$6,684	$0.5700	$559	$7,243

2011
Fourth Quarter	$0.2850	$3,193	$0.2850	$430	$3,623
Third Quarter	0.2850	3,115	0.2850	514	3,629
Second Quarter	0.2850	2,121	0.2850	515	2,636
First Quarter	0.2850	1,616	0.2850	515	2,131
Total	$1.1400	$10,045	$1.1400	$1,974	$12,019

New York Stock Exchange ("NYSE") Listing

On June 29, 2012, Whitestone transferred the listing of its common shares to the NYSE under its existing ticker symbol "WSR." As a result of the transfer, Whitestone voluntarily delisted its common shares from the NYSE MKT LLC (“NYSE MKT”) effective June 28, 2012.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

On May 10, 2012, Whitestone commenced a third offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units (the “Third Exchange Offer”). The Third Exchange Offer expired on June 8, 2012, and 426,986 Class A common shares and 121,156 OP units were accepted for exchange.

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

Executive Relocation.  On July 9, 2010, upon the unanimous recommendation of Whitestone's Compensation Committee of Whitestone's board of trustees, Whitestone entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio. Mr. Mastandrea listed the residence in the second half of 2007 and has had no offers. In the meantime, Mr. Mastandrea has continued to pay for security, taxes, insurance and maintenance expenses related to the residence. In May 2010, Whitestone engaged a professional relocation firm to market the home and assist in moving the Mastandrea family to Houston. Since the engagement of the relocation firm, no offers on the home have been received. On August 9, 2012, upon the unanimous recommendation of Whitestone's Compensation Committee to Whitestone's board of trustees, the arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland Ohio was amended. See Note 9 above for a description of the amendment to the arrangement with Mr. Mastandrea.

12.  INCENTIVE SHARE PLAN

On July 29, 2008, Whitestone's shareholders approved the 2008 Plan. On December 22, 2010, Whitestone's board of trustees amended the 2008 Plan to allow for awards in or related to Class B common shares pursuant to the 2008 Plan. On June 27, 2012, Whitestone's Class B common shares were redesignated as "common shares." The 2008 Plan, as amended, provides that awards may be made with respect to common shares of Whitestone or OP units, which may be converted into cash or, at Whitestone's option, common shares of Whitestone. The maximum aggregate number of common shares that may be issued under the 2008 Plan is increased upon each issuance of common shares by Whitestone so that at any time the maximum number of shares that may be issued under the 2008 Plan shall equal 12.5% of the aggregate number of common shares of Whitestone and OP units issued and outstanding (other than shares and/or units issued to or held by Whitestone).

The Compensation Committee of Whitestone's board of trustees administers the 2008 Plan, except with respect to awards to non-employee trustees, for which the 2008 Plan is administered by Whitestone's board of trustees.  The Compensation Committee is authorized to grant share options, including both incentive share options and non-qualified share options, as well as share appreciation rights, either with or without a related option. The Compensation Committee is also authorized to grant restricted common shares, restricted common share units, performance awards and other share-based awards.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2012 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2012	504,023	$12.48
Granted	57,915	12.79
Vested	(13,853)	13.89
Forfeited	(8,007)	11.18
Non-vested as of June 30, 2012	540,078	$12.50
Available for grant at June 30, 2012	1,195,730

(1)
The fair value of the common shares granted before trading of the common shares commenced on the NYSE MKT on August 25, 2010 were determined based on observable market transactions occurring near the date of the grants. The fair value of the common shares granted subsequent to August 25, 2010 were determined using Level 1 inputs under FASB ASC 820. Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date.

A summary of Whitestone's nonvested and vested shares activity for the six months ended June 30, 2012 and years ended December 31, 2011, 2010 and 2009 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six months ended June 30, 2012	57,915	$12.79	(13,853)	$192
Year ended December 31, 2011	—	—	(5,169)	80
Year ended December 31, 2010	31,858	14.09	(55,699)	695
Year ended December 31, 2009	600,731	12.37	—	—

Total compensation recognized in earnings for share-based payments was $188,000 and $77,000 for the three months ended June 30, 2012 and 2011, respectively, and $266,000 and $155,000 for the six months ended June 30, 2012 and 2011, respectively. Total compensation recognized in earnings for share-based payments includes achievement of the first performance-based target and anticipated vesting of certain restricted shares with time-based vesting.  With its current asset base, Whitestone's management does not expect to achieve the next performance-based target.  Should Whitestone increase its asset base, it may achieve the next performance-based target.  As of June 30, 2012, there was no unrecognized compensation cost related to outstanding nonvested performance-based shares based on management's current estimates. As of June 30, 2012, there was approximately $88,000 in unrecognized compensation cost related to outstanding nonvested time-based shares which are expected to be recognized over a weighted-average period of approximately one year. The fair value of the shares granted during the six months ended June 30, 2012 was determined using Level 1 inputs. Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date.

13. GRANTS TO TRUSTEES
On May 22, 2012, each of Whitestone's four independent trustees was granted 1,500 common shares, which vested immediately. The 6,000 common shares granted to Whitestone's four independent trustees had a grant date fair value of $13.03 per share. On June 25, 2012, two of Whitestone's independent trustees elected to receive a total of 915 common shares with a grant date fair value of $13.39 in lieu of cash for board fees. The fair value of the shares granted during the six months ended June 30, 2012 was determined using Level 1 inputs. Level 1 inputs represent quoted prices available in an active market for

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

identical investments as of the reporting date.

14. SEGMENT INFORMATION

Historically, management has not differentiated results of operations by property type or location and therefore does not present segment information.

15. REAL ESTATE

Property Acquisitions. On May 29, 2012, we acquired the Shops at Pinnacle Peak, a property that meets our Community Centered Property strategy, for approximately $6.4 million in cash and net prorations. The 41,530 square foot center was 76% leased at the time of purchase and is located in North Scottsdale, Arizona.

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

On December 28, 2011, we acquired Starwood Phase III, a 2.73 acre parcel of undeveloped land adjacent to the Shops at Starwood for approximately $1.9 million, including a non-recourse loan we assumed for $1.4 million that is secured by the land, and cash of $0.5 million. The Phase III development site fronts the Dallas North Tollway within the Tollway Overlay District, which grants the highest allowed density of any zoning district.

On December 28, 2011, we acquired Pinnacle of Scottsdale Phase II ("Pinnacle Phase II"), a 4.45 acre parcel of developed land adjacent to Pinnacle for approximately $1.0 million in cash and net prorations. Pinnacle Phase II has approximately 400 linear feet of frontage on Scottsdale Road and the potential for additional retail and office development.

On December 22, 2011, we acquired Phase I of Pinnacle of Scottsdale ("Pinnacle"), a property that meets our Community Centered Property strategy, for approximately $28.8 million, including a non-recourse loan we assumed for $14.1 million that is secured by the property, and cash of $14.7 million. Pinnacle is a 100% occupied Class A Community Center with 113,108 square feet of gross leasable area in North Scottsdale, Arizona. The tenant mix at Pinnacle includes Safeway®, Ace® Hardware, Shell® Oil, Hornacek’s House of Golf, Jade Palace, Jalapeno Inferno, SubwayTM, Stag Tobacconist, Starbucks© Coffee, Pinnacle Peak Dentistry, and a variety of other convenience service providers.

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
June 30, 2012
(Unaudited)

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

16. SUBSEQUENT EVENTS

On July 13, 2012, Whitestone filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC"), allowing Whitestone to offer up to $350,000,000 in securities, from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights. The registration statement was declared effective by the SEC on July 25, 2012.

On August 6, 2012, upon the unanimous recommendation of Whitestone's Compensation Committee of Whitestone's board of trustees, Whitestone amended its arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio. See Note 9 above for a description of the amendment to the arrangement with Mr. Mastandrea.

On August 8, 2012, we acquired Paradise Plaza, a property that meets our Community Centered Property strategy, for approximately $16.3 million, including a non-recourse loan we assumed for $9.1 million that is secured by the property, and cash of $7.2 million. Paradise Plaza is a 100% occupied Community Center with 125,898 square feet of gross leasable area in Paradise Valley, Arizona. The mortgage loan we assumed has five years of term remaining and bears interest at 3.5% in year one and 4.7% in subsequent years.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, as previously filed with the SEC and of this Report below.

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

As of June 30, 2012, we owned and operated 46 commercial properties consisting of:

Operating Portfolio

•	twenty-three retail centers containing approximately 1.6 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $153.0 million;

•	seven office centers containing approximately 0.6 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $43.8 million; and

•	eleven office/flex centers containing approximately 1.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $40.4 million.
Redevelopment, New Acquisitions Portfolio

•
three retail Community Centered Properties containing approximately 0.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $15.3 million; and

•	two parcels of land held for future development having a total carrying value of $3.0 million.
As of June 30, 2012, we had a total of 963 tenants.  We have a diversified tenant base with our largest tenant comprising only 1.4% of our annualized rental revenues for the six months ended June 30, 2012.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 182 new and renewal leases during the six months ended June 30, 2012, totaling approximately 349,000 square feet and approximately $16.3 million in total lease value.  This compares to 157 new and renewal leases totaling approximately 484,000 square feet and approximately $19.8 million in total lease value during the same period in 2011.

As of June 30, 2012, we had no employees and Whitestone employed 56 full-time employees. As an internally managed REIT, Whitestone bears its own expenses of operations, including the salaries, benefits and other compensation of its employees, office expenses, legal, accounting and investor relations expenses and other overhead costs. As the management and employees of Whitestone work for the benefit of the Partnership, the costs and expenses of Whitestone have been presented in this Report in a manner consistent with Whitestone's presentation in its quarterly report on Form 10-Q for the period ended June 30, 2012.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $11.0 million and $8.1 million for the three months ended June 30, 2012 and 2011, respectively, and $21.4 million and $16.2 million for the six months ended June 30, 2012 and 2011, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2012, approximately 27% of our gross leasable area was subject to leases that expire prior to December 31, 2013.  Over the last two years, we have renewed leases covering approximately 75% of our square footage expiring as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  In the markets in which we operate, we obtain and analyze market rental rates by reviewing third-party publications, which provide market and submarket rental rate data, and by inquiring of property owners and property management companies as to rental rates being quoted at properties located in close proximity to our properties and which we believe display similar physical attributes as our nearby properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates.  During the year ended December 31, 2011, our revenue rate per square foot for new and renewal comparable spaces increased 1% when compared to the expiring revenue rate per square foot for the previous leases in the same spaces.  As such, we expect to renew our leases expiring in the near term at rates which are at, or near, their current rates. Market conditions, including new supply of properties, and macroeconomic conditions in Houston and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances as well as overall economic trends to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to pay distributions to our unitholders.

Acquisitions

We expect to actively seek acquisitions in the foreseeable future. We believe that over the next few years we will continue to have excellent opportunities to acquire quality properties at historically attractive prices. Whitestone, our general partner, has extensive relationships with community banks, attorneys, title companies and others in the real estate industry, which we believe will enable us to take advantage of these market opportunities and maintain an active acquisition pipeline.

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

On May 29, 2012, we acquired the Shops at Pinnacle Peak, a property that meets our Community Centered Property strategy, for approximately $6.4 million in cash and net prorations. The 41,530 square foot center was 76% leased at the time of purchase and is located in North Scottsdale, Arizona.

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

On December 28, 2011, we acquired Starwood Phase III, a 2.73 acre parcel of undeveloped land adjacent to the Shops at Starwood for approximately $1.9 million, including a non-recourse loan we assumed for $1.4 million that is secured by the land, and cash of $0.5 million. The Phase III development site fronts the Dallas North Tollway within the Tollway Overlay District, which grants the highest allowed density of any zoning district.

On December 28, 2011, we acquired Pinnacle of Scottsdale Phase II ("Pinnacle Phase II"), a 4.45 acre parcel of developed land adjacent to Pinnacle for approximately $1.0 million in cash and net prorations. Pinnacle Phase II has approximately 400 linear feet of frontage on Scottsdale Road and the potential for additional retail and office development.

On December 22, 2011, we acquired Phase I of Pinnacle of Scottsdale ("Pinnacle"), a property that meets our Community Centered Property strategy, for approximately $28.8 million, including a non-recourse loan we assumed for $14.1 million that is secured by the property, and cash of $14.7 million. Pinnacle is a 100% occupied Class A Community Center with 113,108 square feet of gross leasable area in North Scottsdale, Arizona. The tenant mix at Pinnacle includes Safeway®, Ace® Hardware, Shell® Oil, Hornacek’s House of Golf, Jade Palace, Jalapeno Inferno, SubwayTM, Stag Tobacconist, Starbucks© Coffee, Pinnacle Peak Dentistry, and a variety of other convenience service providers.

On August 16, 2011, we acquired Ahwatukee Plaza Shopping Center, a property that meets our Community Centered

Property strategy, for approximately $9.3 million in cash and net prorations. The center contains 72,650 square feet of gross leasable area, located in the Ahwatukee Foothills neighborhood in south Phoenix, Arizona.

On August 8, 2011, we acquired Terravita Marketplace, a property that meets our Community Centered Property strategy, containing 102,733 square feet of gross leasable area, including 51,434 square feet leased to two tenants pursuant to ground leases, for approximately $16.1 million in cash and net prorations. Terravita Marketplace is located in North Scottsdale, Arizona and adjacent to the gated golf course residential community of Terravita, which was developed by DelWebb Corporation/Pulte, with homes ranging in price from $250,000 to $1 million.

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

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011, under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to these policies during the six months ended June 30, 2012.  For disclosure regarding any recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the accompanying consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

The following table provides a summary comparison of our results of operations for the three months ended June 30, 2012 and 2011 (dollars in thousands, except per OP unit amounts):

	Three Months Ended June 30,
	2012	2011
Number of properties owned and operated	46	40
Aggregate gross leasable area (sq. ft.)(1)	3,636,838	3,273,968
Ending occupancy rate - operating portfolio(2)	87%	84%
Ending occupancy rate - all properties	87%	81%

Total property revenues	$10,987	$8,070
Total property expenses	4,262	3,106
Total other expenses	6,177	5,144
Provision for income taxes	70	58
Loss on disposal of assets	16	—
Net income	$462	$(238)

Funds from operations (3)	$2,732	$1,589
Property net operating income (4)	6,725	4,964
Distributions paid on OP units	3,620	2,636
Per OP unit	$0.2850	$0.2850
Distributions paid as a % of funds from operations	133%	166%

(1)
During the first quarter of 2012, we concluded that approximately 2,029 square feet at our Lion Square location was no longer leasable, therefore, such area is no longer included in the gross leasable area as of March 31, 2012.

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

Property revenues. We had rental income and tenant reimbursements of approximately $10,987,000 for the three months ended June 30, 2012 as compared to $8,070,000 for the three months ended June 30, 2011, an increase of $2,917,000, or 36%. The three months ended June 30, 2012 included $2,477,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired since the beginning of the the period being compared. For purposes of comparing the three months ended June 30, 2012 to the three months ended June 30, 2011, New Stores include properties acquired between April 1, 2011 and June 30, 2012. Same Store revenues increased $440,000 for the three months ended June 30, 2012 as compared to the same period in the prior year. We define "Same Stores" as properties that were owned at the beginning of the period being compared. For purposes of comparing the three months ended June 30, 2012 to the three months ended June 30, 2011, Same Stores include properties owned before April 1, 2011. Same Store average occupancy increased from 82.0% for the three months ended June 30, 2011 to 85.0% for the three months ended June 30, 2012, increasing Same Store revenue $240,000. The Same Store revenue rate per average leased square foot increased $0.30 for the three months ended June 30, 2012 to $12.56 per average leased square foot as compared to the revenue rate per average leased square foot of $12.26 for the three months ended June 30, 2011, resulting in an increase of Same Store revenues of $200,000.

Property expenses.  Our property expenses were approximately $4,262,000 for the three months ended June 30, 2012 as compared to $3,106,000 for the three months ended June 30, 2011, an increase of $1,156,000, or 37%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2012	2011	Change	% Change
Real estate taxes	$1,503	$1,108	$395	36%
Utilities	713	586	127	22%
Contract services	671	563	108	19%
Repairs and maintenance	482	260	222	85%
Bad debt	226	145	81	56%
Labor and other	667	444	223	50%
Total property expenses	$4,262	$3,106	$1,156	37%

Real estate taxes.  Real estate taxes increased $395,000, or 36%, during the three months ended June 30, 2012 as compared to the same period in 2011. Real estate taxes for New Store properties were approximately $254,000 for the three months ended June 30, 2012. Same Store real estate taxes increased approximately $141,000 during the three months ended June 30, 2012 as compared to the same period in 2011. The primary reasons for the increases in Same Store taxes were increases in 2011 property values of several of our Houston properties that were under dispute with the taxing authority. Approximately $100,000 of the increase related to 2011 valuations, which will not repeat in future periods. Management actively works to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases and we strive to have these charges to our tenants be as low as possible.

Utilities. Utilities expenses increased $127,000, or 22%, during the three months ended June 30, 2012 as compared to the same period in 2011. Utilities expenses for New Store properties were approximately $86,000 for the three months ended June 30, 2012. Same Store utilities expenses increased approximately $41,000 during the three months ended June 30, 2012 as compared to the same period in 2011. The majority of the Same Store increase was attributable to a new drainage utility fee with respect to our Houston properties charged by the City of Houston, which took effect July 1, 2011.

Contract services.  Contract services increased $108,000, or 19%, during the three months ended June 30, 2012 as compared to the same period in 2011. The increase in contract services expenses included $64,000 in contract expenses increases for New Store properties for the three months ended June 30, 2012. Same Store contract service expenses increased approximately $44,000 during the three months ended June 30, 2012 as compared to the same period in 2011. The majority of the Same Store increase was attributable to a payment of previously disputed charges for janitorial services provided to one of our office buildings in Dallas, Texas. We expect the janitorial charges to return to 2011 levels for the remainder of 2012.

Repairs and maintenance. Repairs and maintenance expenses increased $222,000, or 85%, during the three months ended June 30, 2012 as compared to the same period in 2011. Repairs and maintenance expenses for the three months ended June 30, 2012 included approximately $123,000 in increases for New Store properties. Same Store repairs and maintenance expenses increased approximately $99,000 during the three months ended June 30, 2012 as compared to the same period in 2011. The increase in Same Store repair expenses was primarily attributable to roof and parking lot repairs.

Bad debt.  Bad debt expenses increased $81,000, or 56%, during the three months ended June 30, 2012 as compared to the same period in 2011. Bad debt expenses for the three months ended June 30, 2012 included approximately $31,000 in increases for New Store properties. Same Store bad debt increased approximately $50,000 during the three months ended June 30, 2012 as compared to the same period in 2011. The Same Store increase in bad debt expenses was primarily attributable to outstanding rent and fees owed by several tenants in our Texas market. We are currently evaluating collection options ranging from downsizing the tenants to possible lockouts. Management vigorously pursues past due accounts, but expects collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses increased $223,000, or 50%, during the three months ended June 30, 2012 as compared to the same period in 2011. Labor and other expenses for the three months ended June 30, 2012 included approximately $72,000 in increased cost for New Store properties. Same Store labor and other expenses increased approximately $151,000 during the three months ended June 30, 2012 as compared to the same period in 2011. The increase in Same Store labor and other cost was primarily attributable to increased insurance rates and labor allocated for repairs and maintenance.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Three Months Ended June 30,
	Same Store		New Store		Total
	2012	2011	2012	2011	2012	2011
Property revenues	$8,383	$7,943	$2,604	$127	$10,987	$8,070
Property expenses	3,574	3,048	688	58	4,262	3,106
Property net operating income	$4,809	$4,895	$1,916	$69	$6,725	$4,964

Other expenses.  Our other expenses were $6,177,000 for the three months ended June 30, 2012, as compared to $5,144,000 for the three months ended June 30, 2011, an increase of $1,033,000, or 20%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Three Months Ended June 30,
	2012	2011	Change	% Change
General and administrative	$1,863	$1,778	$85	5%
Depreciation and amortization	2,663	1,976	687	35%
Interest expense	1,734	1,445	289	20%
Interest, dividend and other investment income	(83)	(55)	(28)	51%
Total other expenses	$6,177	$5,144	$1,033	20%

General and administrative.  General and administrative expenses increased approximately $85,000, or 5%, for the three months ended June 30, 2012 as compared to the same period in 2011. The increases in general and administrative expenses included increases Whitestone's salaries and benefits allocated to the Partnership of $124,000, Whitestone employee separation expenses of $107,000, share-based compensation expenses of $99,000 and travel expenses of $39,000, offset by a decrease in legal expenses of $284,000. The majority of the share-based compensation expenses are from an annual grant of common shares to Whitestone's independent members of Whitestone's board of trustees, and we do not expect this amount to continue in future quarters. We also do not expect the Whitestone's employee separation expenses to continue in future quarters. The decrease in legal and professional fees is primarily attributable to litigation costs incurred in 2011 with a former tenant regarding damages to one of our properties.

Depreciation and amortization.  Depreciation and amortization increased $687,000, or 35%, for the three months ended June 30, 2012 as compared to the same period in 2011. Depreciation for improvements to Same Store properties increased $75,000 for the three months ended June 30, 2012 as compared to the same period in 2011, and amortization of capitalized loan fees increased $254,000. The increase in amortization of capitalized loan fees is the result of fees associated with our $125 million Credit Facility. Lease commissions and depreciation of corporate assets decreased $13,000 for the three months ended June 30, 2012 as compared to the same period in 2011. Depreciation for New Store properties was $345,000.

Interest expense. Interest expense increased $289,000, or 20%, for the three months ended June 30, 2012 as compared to the same period in 2011. The increase in interest expense is comprised of approximately $471,000 in interest expense resulting from an approximate $33,725,000 increase in our average notes payable balance during the three months ended June 30, 2012 as compared to the same period 2011, offset by an $182,000 decrease in interest expense resulting from a decrease in the effective interest rate from 5.59% to 5.06% during three months ended June 30, 2012 as compared to the same period in 2011.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $28,000 for the three months ended June 30, 2012 as compared to the same period in 2011. The $28,000 increase is comprised of a $6,000 increase in dividend income, a $31,000 increase in gains on sales of available-for-sale marketable securities and a $9,000 decrease in interest income.

Results of Operations

Comparison of the Six Month Periods Ended June 30, 2012 and 2011

The following table provides a summary comparison of our results of operations for the six months ended June 30, 2012 and 2011 (dollars in thousands, except per OP unit amounts):

	Six Months Ended June 30,
	2012	2011
Number of properties owned and operated	46	40
Aggregate gross leasable area (sq. ft.)(1)	3,636,838	3,273,968
Ending occupancy rate - operating portfolio(2)	87%	84%
Ending occupancy rate - all properties	87%	81%

Total property revenues	$21,413	$16,156
Total property expenses	7,924	6,080
Total other expenses	12,004	9,939
Provision for income taxes	135	111
Loss on disposal of assets	28	18
Net income	$1,322	$8

Funds from operations (3)	$5,853	$3,703
Property net operating income (4)	13,489	10,076
Distributions paid on OP units	7,243	4,767
Per OP unit	$0.5700	$0.5700
Distributions paid as a % of funds from operations	124%	129%

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

Property revenues. We had rental income and tenant reimbursements of approximately $21,413,000 for the six months ended June 30, 2012 as compared to $16,156,000 for the six months ended June 30, 2011, an increase of $5,257,000, or 33%. The six months ended June 30, 2012 included $4,807,000 in increased revenues from New Store operations. For purposes of comparing the six months ended June 30, 2012 to the six months ended June 30, 2011, New Stores include properties acquired between January 1, 2011 and June 30, 2012. Same Store revenues increased $450,000 for the six months ended June 30, 2012 as compared to the same period in the prior year. For purposes of comparing the six months ended June 30, 2012 to the six months ended June 30, 2011, Same Stores include properties owned before January 1, 2011. Same Store average occupancy increased from 83.1% for the six months ended June 30, 2011 to 85.0% for the six months ended June 30, 2012, increasing Same Store revenue $250,000. The Same Store revenue rate per average leased square foot increased $0.15 for the six months ended June 30, 2012 to $12.35 per average leased square foot as compared to the six months ended June 30, 2011 revenue rate per average leased square foot of $12.20, resulting in an increase of Same Store revenues of $200,000.

Property expenses.  Our property expenses were approximately $7,924,000 for the six months ended June 30, 2012 as compared to $6,080,000 for the six months ended June 30, 2011, an increase of $1,844,000, or 30%.  The primary components of total property expenses are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2012	2011	Change	% Change
Real estate taxes	$2,813	$2,128	$685	32%
Utilities	1,389	1,145	244	21%
Contract services	1,302	1,130	172	15%
Repairs and maintenance	859	549	310	56%
Bad debt	358	214	144	67%
Labor and other	1,203	914	289	32%
Total property expenses	$7,924	$6,080	$1,844	30%

Real estate taxes.  Real estate taxes increased $685,000, or 32%, during the six months ended June 30, 2012 as compared to the same period in 2011. Real estate taxes for New Store properties were approximately $527,000 for the six months ended June 30, 2012. Same Store real estate taxes increased approximately $158,000 during the six months ended June 30, 2012 as compared to the same period in 2011. The primary reasons for the increases in Same Store taxes were increases in 2011 property values of several of our Houston properties that were under dispute with the taxing authority. Approximately $100,000 of the increase related to 2011 valuations, which will not repeat in future periods. Management works to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to have these charges to our tenants be as low as possible.

Utilities. Utilities expenses increased $244,000, or 21%, during the six months ended June 30, 2012 as compared to the same period in 2011. Utilities expenses for New Store properties were approximately $163,000 for the six months ended June 30, 2012. Same Store utilities expenses increased approximately $81,000 during the six months ended June 30, 2012 as compared to the same period in 2011. The majority of the Same Store increase was attributable to a new drainage utility fee with respect to our Houston properties charged by the City of Houston, which took effect July 1, 2011.

Contract services.  Contract services expenses increased $172,000, or 15%, during the six months ended June 30, 2012 as compared to the same period in 2011. The increase in contract services expense included $139,000 in contract expense increases for New Store properties for the six months ended June 30, 2012. Same Store contract service expenses increased approximately $33,000 during the six months ended June 30, 2012 as compared to the same period in 2011. The majority of the Same Store increase was attributable to a payment of previously disputed charges for janitorial services provided to one of our office buildings in Dallas, Texas. We expect the janitorial charges to return to 2011 levels for the remainder of 2012.

Repairs and maintenance. Repairs and maintenance expenses increased $310,000, or 56%, during the six months ended June 30, 2012 as compared to the same period in 2011. Repairs and maintenance expenses for the six months ended June 30, 2012 included approximately $173,000 in increases for New Store properties. Same Store repairs and maintenance expenses increased approximately $137,000 during the six months ended June 30, 2012 as compared to the same period in 2011. The increase in Same Store repair expenses was primarily attributable to routine roof and parking lot repairs.

Bad debt.  Bad debt expenses increased $144,000, or 67%, during the six months ended June 30, 2012 as compared to the same period in 2011. Bad debt expenses for the six months ended June 30, 2012 included approximately $31,000 in increases for New Store properties. Same Store bad debt expenses increased approximately $113,000 during the six months ended June 30, 2012 as compared to the same period in 2011. The Same Store increase in bad debt expenses was primarily attributable to outstanding rent and fees owed by several tenants in our Texas market. We are currently evaluating collection options on the tenants ranging from downsizing the tenants to possible lockouts. Management vigorously pursues past due accounts, but expects collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses increased $289,000, or 32%, during the six months ended June 30, 2012, as compared to the same period in 2011. Labor and other expenses for the six months ended June 30, 2012 included approximately $142,000 in increased cost for New Store properties. Same store labor expenses and other increased approximately $147,000 during the six months ended June 30, 2012 as compared to the same period in 2011. The increase in Same Store labor and other cost was primarily attributable to increased insurance rates and labor allocated for repairs and maintenance.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Six Months Ended June 30,
	Same Store		New Store		Total
	2012	2011	2012	2011	2012	2011
Property revenues	$16,479	$16,029	$4,934	$127	$21,413	$16,156
Property expenses	6,691	6,022	1,233	58	7,924	6,080
Property net operating income	$9,788	$10,007	$3,701	$69	$13,489	$10,076

Other expenses.  Our other expenses were $12,004,000 for the six months ended June 30, 2012, as compared to $9,939,000 for the six months ended June 30, 2011, an increase of $2,065,000, or 21%.  The primary components of other expenses, net are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2012	2011	Change	% Change
General and administrative	$3,504	$3,242	$262	8%
Depreciation and amortization	5,207	3,965	1,242	31%
Interest expense	3,446	2,847	599	21%
Interest, dividend and other investment income	(153)	(115)	(38)	33%
Total other expenses	$12,004	$9,939	$2,065	21%

General and administrative.  General and administrative expenses increased approximately $262,000, or 8%, for the six months ended June 30, 2012 as compared to the same period in 2011. The increases in general and administrative expenses included increases in Whitestone's salaries and benefits allocated to the Partnership of $335,000, a Whitestone employee separation cost of $107,000, share-based compensation costs of $99,000 and acquisition, accounting and other professional fees of $133,000 offset by a decrease in legal expenses of $412,000. The majority of the share-based compensation cost is from an annual grant of common shares to Whitestone's independent members of Whitestone's board of trustees and we do not expect this amount to continue in future quarters. We also do not expect the Whitestone employee separation costs to continue in future quarters. The decrease in legal and professional fees is primarily attributable to litigation costs incurred in 2011 with a former tenant regarding damages to one of our properties.

Depreciation and amortization.  Depreciation and amortization increased $1,242,000, or 31%, for the six months ended June 30, 2012 as compared to the same period in 2011. Depreciation for improvements to Same Store properties increased $167,000 for the six months ended June 30, 2012 as compared to the same period in 2011, and amortization of capitalized loan fees increased $405,000. The increase in amortization of capitalized loan fees is the result of fees associated with our $125 million Credit Facility. Lease commissions and depreciation of corporate assets decreased $1,000 for the six months ended June 30, 2012 as compared to the same period in 2011. Depreciation for New Store properties was $671,000.

Interest expense. Interest expense increased $599,000, or 21%, for the six months ended June 30, 2012 as compared to the same period in 2011. The increase in interest expense is comprised of approximately $873,000 in interest expense resulting from an approximate $31,466,000 increase in our average notes payable balance during the six months ended June 30, 2012 as compared to the same period 2011, offset by an $274,000 decrease in interest expense resulting from a decrease in the effective interest rate from 5.55% to 5.14% during six months ended June 30, 2012 as compared to the same period in 2011.

Interest, dividend and other investment income. Interest, dividend and other investment income increased $38,000 for the six months ended June 30, 2012 as compared to the same period in 2011. The $38,000 increase is comprised of a $57,000 increase in dividend income, a $7,000 decrease in gains on sales of available-for-sale marketable securities and a $12,000 decrease in interest income.

Reconciliation of Non-GAAP Financial Measures

Funds From Operations ("FFO")

The National Association of Real Estate Investment Trusts ("NAREIT"), defines FFO as net income (loss) available to common shareholders computed in accordance with U.S. GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition. In October 2011, NAREIT communicated to its members that the exclusion of impairment writedowns of depreciable real estate is consistent with the definition of FFO, and prior periods should be restated to be consistent with this guidance. As we have not had any impairments in the past five years, we were not required to restate our FFO for prior periods.

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

FFO should not be considered as an alternative to net income or other measurements under U.S. GAAP, as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.  FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. However, there can be no assurance that Core FFO presented by us is comparable to the adjusted or modified FFO of other REITs.

FFO Core

Management believes that the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, legal and professional fees, gains and losses on insurance claim settlements and acquisition costs. Therefore, in addition to FFO, management uses FFO Core, which we define to exclude such items. Management believes that these adjustments are appropriate in determining FFO Core as they are not indicative of the operating performance of our assets. In addition, we believe that FFO Core is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that FFO Core presented by us is comparable to the adjusted or modified FFO of other REITs.

Below are the calculations of FFO and FFO Core and the reconciliations to net income (loss), which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
FFO AND FFO-CORE
Net income (loss)	$462	$(238)	$1,322	$8
Depreciation and amortization of real estate assets	2,254	1,827	4,503	3,677
Loss on disposal of assets	16	—	28	18
FFO	2,732	1,589	5,853	3,703

Acquisition costs	130	141	194	142
Legal settlement	—	293	(131)	356
FFO-Core	$2,862	$2,023	$5,916	$4,201

Property Net Operating Income ("NOI")

Management believes that NOI is a useful measure of our property operating performance. We define NOI as operating revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Other REITs may use different methodologies for calculating NOI and, accordingly, our NOI may not be comparable to other REITs. Because NOI excludes general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes and gain or loss on sale or disposition of assets, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. We use NOI to evaluate our operating performance since NOI allows us to evaluate the impact that factors such as occupancy levels, lease structure, lease rates and tenant base have on our results, margins and returns. In addition, management believes that NOI provides useful information to the investment community about our property and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of property performance in the real estate industry. However, NOI should not be viewed as a measure of our overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes and loss on sale or disposition of assets, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties.

Below is the calculation of NOI and the reconciliations to net income (loss), which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

PROPERTY NET OPERATING INCOME

Net income (loss)	$462	$(238)	$1,322	$8
General and administrative expenses	1,863	1,778	3,504	3,242
Depreciation and amortization	2,663	1,976	5,207	3,965
Interest expense	1,734	1,445	3,446	2,847
Interest, dividend and other investment income	(83)	(55)	(153)	(115)
Provision for income taxes	70	58	135	111
Loss on disposal of assets	16	—	28	18
NOI	$6,725	$4,964	$13,489	$10,076

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
     During the six months ended June 30, 2012, our cash provided from operating activities was $5,256,000 and our total distributions were $7,243,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $1,987,000. On February 27, 2012, the Partnership, entered into our three-year $125 million unsecured revolving Credit Facility, which we use for general corporate purposes, including acquisitions and redevelopment of existing properties in our portfolio. The Credit Facility replaced our previous unsecured revolving credit facility. We anticipate that cash flows from operating activities and our borrowing capacity under the Credit Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for Whitestone to continue to qualify to be taxed as a REIT for federal income tax purposes.
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
We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties through equity issuances and through debt financing.
On July 12, 2012, Whitestone filed a universal shelf registration statement on Form S-3 with the SEC, allowing it to offer up to $350 million in securities, from time to time, including common shares, preferred shares, debt securities, depositary shares and subscription rights. However, there can be no assurance that we will be able to complete any such offerings of securities. Factors influencing the availability of additional financing include investor perception of Whitestone's prospects and the general condition of the financial markets, among others.
Our capital structure includes non-recourse mortgage debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain variable rate debt transactions principally through interest rate swaps with major financial institutions.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $3,863,000 as of June 30, 2012, as compared to $5,695,000 on December 31, 2011.  The decrease of $1,832,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $5,256,000 for the six months ended June 30, 2012;

•	Net proceeds of $13,156,000 from issuance of notes payable net of origination costs;

•	Proceeds from sales of marketable securities of $3,926,000;
Uses of Cash

•	Payment of distributions to OP unit holders of $7,243,000;

•	Investments in marketable securities of $750,000;

•	Acquisitions of real estate of $6,400,000;

•	Additions to real estate of $6,465,000;

•	Payments of exchange offer costs of $306,000;

•	Payments of notes payable of $1,819,000;

•	Payments of loan origination costs of $1,187,000.
     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2012	December 31, 2011
Fixed rate notes
$1.4 million 5.00% Note, due 2012	$1,352	$1,318
$14.1 million 5.695% Note, due 2013	13,993	14,110
$3.0 million 6.00% Note, due 2021 (1)	2,961	2,978
$10.0 million 6.04% Note, due 2014	9,235	9,326
$1.5 million 6.50% Note, due 2014	1,458	1,471
$11.2 million 6.52% Note, due 2015	10,688	10,763
$21.4 million 6.53% Notes, due 2013	19,200	19,524
$24.5 million 6.56% Note, due 2013	23,370	23,597
$9.9 million 6.63% Notes, due 2014	9,075	9,221
$0.7 million 2.97% Note, due 2012	367	23
Floating rate notes
Unsecured line of credit, LIBOR plus 2.75% to 3.75%, due 2015	24,200	11,000
$26.9 million, LIBOR plus 2.86%, due 2013	24,152	24,559
	$140,051	$127,890

(1)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five-year balloon note with a thirty year amortization as published by the Federal Home Loan Bank.

As of June 30, 2012, our $115 million in secured debt was collateralized by 26 properties with a carrying value of $145.6 million.  Our loans contain restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of June 30, 2012, we were in compliance with all loan covenants.

Our Credit Facility, which is available to us for acquisitions of properties and and working capital, is our primary source of additional credit. As of June 30, 2012, $24.2 million was drawn on the Credit Facility, and our borrowing capacity was $100.8 million, assuming use of the proceeds to acquire properties, or repayment of debt on properties, that are eligible to be included in the unsecured borrowing base. The Credit Facility bears interest at LIBOR plus 2.75% to 3.75%, and matures on February 27, 2015. As of June 30, 2012, the interest rate was 3.00%.

Whitestone serves as the guarantor for funds borrowed by the Partnership under the Credit Facility. The Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges, minimum property net operating income to total indebtedness and maintenance of net worth. The Credit Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, material misrepresentation of representations and warranties, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of June 30, 2012, we were in compliance with all covenants.

Scheduled maturities of our debt as of June 30, 2012 were as follows (in thousands):

Amount Due
Year	(in thousands)

2012	$3,207
2013	80,326
2014	19,191
2015	34,515
2016	48
Thereafter	2,764
Total	$140,051

Capital Expenditures

We continually evaluate our properties’ performance and value. We may determine it is in our unitholders’ best interest to invest capital in properties that we believe have potential for increasing value. We also may have unexpected capital expenditures or improvements for our existing assets. Additionally, we intend to continue investing in similar properties outside of Texas in cities with exceptional demographics to diversify market risk, and we may incur significant capital expenditures or make improvements in connection with any properties we may acquire.

Contractual Obligations

During the three months ended June 30, 2012, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Distributions

The following table summarizes the cash distributions paid or payable to holders of our OP units during each quarter during 2011 and the six months ended June 30, 2012 (in thousands, except per unit data):

	Whitestone		Limited Partners Other Than Whitestone		Total
Quarter Paid	Distributions Per OP Unit	Total Amount Paid	Distributions Per OP Unit	Total Amount Paid	Total Amount Paid
2012
Second Quarter	$0.2850	$3,362	$0.2850	$258	$3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$0.5700	$6,684	$0.5700	$559	$7,243

2011
Fourth Quarter	$0.2850	$3,193	$0.2850	$430	$3,623
Third Quarter	0.2850	3,115	0.2850	514	3,629
Second Quarter	0.2850	2,121	0.2850	515	2,636
First Quarter	0.2850	1,616	0.2850	515	2,131
Total	$1.1400	$10,045	$1.1400	$1,974	$12,019

Taxes

We are a partnership under Subchapter K of the Code for federal income tax purposes and, therefore, do not expect to be subject to federal income tax. As long as we qualify as a partnership for federal income tax purposes, our partners will be required to recognize their allocable share of our income, gain, deduction and loss in computing their federal income tax liabilities. If we become a “publicly traded partnership” and our taxable income does not substantially consist of specified types of passive income, we will be treated as an association taxable as a corporation (rather than as a partnership) for federal income tax purposes.
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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of June 30, 2012 and December 31, 2011.

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

Fixed Interest Rate Debt

As of June 30, 2012, approximately 65% of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value, it does not impact net income to unitholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2012 of approximately 6.32% per annum with expirations ranging from 2012 to 2021 (see Note 6 to our accompanying consolidated financial statements for further detail). As of June 30, 2012, we had approximately $91.7 million of fixed rate debt outstanding. Holding other variables constant, a 1% increase or decrease in interest rates would cause a $1.4 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of June 30, 2012, we had $48.4 million of loans, or approximately 35% of our outstanding debt, with floating interest rates of LIBOR plus 2.75% to 3.75%. As of June 30, 2012, we did not have a fixed rate hedge in place, leaving $48.4 million subject to interest rate fluctuations. The impact of a 1% increase or decrease in interest rates on our variable rate debt would result in a decrease or increase of annual net income of approximately $0.5 million, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of its principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, Whitestone REIT's principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2012 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operation or liquidity.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	Exchange Offer

On May 10, 2012, Whitestone commenced a third offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units (the “Third Exchange Offer”). The Third Exchange Offer expired on June 8, 2012, and 426,986 Class A common shares and 121,156 OP units were accepted for the exchange.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit index are filed, furnished and incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P.
(Registrant)
By: Whitestone REIT, its General Partner

Date:	August 14, 2012	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2012	/s/ David K. Holeman
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

10.1	Separation Agreement between Whitestone REIT and Valarie King, dated June 16, 2012.

10.2	Summary of Relocation Arrangement, as amended, between Whitestone REIT and James C. Mastandrea.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101. SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statements of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).
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