Form 10-Q
period 2013-03-31
Whitestone REIT Operating Partnership, L.P.
filed 2013-05-14
CIK 1490653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, the registrant had 584,608 units of limited partnership interest held by non-affiliates. There is no established market for such units.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$436,331	$409,669
Accumulated depreciation	(56,600)	(53,920)
Total real estate assets	379,731	355,749
Cash and cash equivalents	2,843	6,544
Marketable securities	1,705	1,403
Escrows and acquisition deposits	4,529	6,672
Accrued rents and accounts receivable, net of allowance for doubtful accounts	9,059	7,947
Related party receivable	—	652
Unamortized lease commissions and loan costs	5,025	4,160
Prepaid expenses and other assets	2,939	2,244
Total assets	$405,831	$385,371

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Notes payable	$216,935	$190,608
Accounts payable and accrued expenses	11,453	13,824
Tenants' security deposits	3,151	3,024
Distributions payable	5,028	5,028
Total liabilities	236,567	212,484
Commitments and contingencies:	—	—
Partners' Capital:
General Partner, 16,903,464 and 16,822,293 units outstanding as of March 31, 2013 and December 31, 2012, respectively	163,557	166,296
Limited Partners, 607,057 and 685,486 units outstanding as of March 31, 2013 and December 31, 2012, respectively	6,080	6,999
Accumulated other comprehensive loss	(373)	(408)
Total partners' capital	169,264	172,887
Total liabilities and partners' capital	$405,831	$385,371

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2013	2012
Property revenues
Rental revenues	$11,001	$8,128
Other revenues	2,868	2,298
Total property revenues	13,869	10,426

Property expenses
Property operation and maintenance	3,065	2,352
Real estate taxes	1,798	1,310
Total property expenses	4,863	3,662

Other expenses (income)
General and administrative	2,444	1,641
Depreciation and amortization	3,073	2,283
Interest expense	2,449	1,973
Interest, dividend and other investment income	(19)	(70)
Total other expense	7,947	5,827

Income before loss on sale or disposal of assets and income taxes	1,059	937

Provision for income taxes	(65)	(65)
Loss on sale or disposal of assets	(8)	(12)

Net income	$986	$860

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2013	2012
Basic and Diluted Earnings Per Unit:
Net income excluding amounts attributable to unvested restricted shares	$0.06	$0.07

Weighted average number of units outstanding:
Basic	17,509	12,680
Diluted	17,629	12,694

Distributions declared per OP unit	$0.2850	$0.2850

Consolidated Statements of Comprehensive Income

Net income	$986	$860

Other comprehensive gain (loss)

Unrealized loss on cash flow hedging activities	(268)	—
Unrealized gain on available-for-sale marketable securities	303	766

Comprehensive income	$1,021	$1,626

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)
(in thousands)

					Accumulated
	General	General	Limited	Limited	Other	Total
	Partner	Partner	Partner	Partner	Comprehensive	Partners'
	Units	Unitholders	Units	Unitholders	Loss	Capital

Balance, December 31, 2012	16,822	$166,296	685	$6,999	$(408)	$172,887

Exchange of noncontrolling interest OP units for common shares	78	783	(78)	(783)	—	—

Issuance of shares under dividend reinvestment plan	2	23	—	—	—	23

Share-based compensation	1	322	—	—	—	322

Distributions	—	(4,816)	—	(173)	—	(4,989)

Unrealized loss on change in value of cash flow hedge	—	—	—	—	(268)	(268)

Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	303	303

Net income	—	949	—	37	—	986

Balance, March 31, 2013	16,903	$163,557	607	$6,080	$(373)	$169,264

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$986	$860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,073	2,283
Amortization of deferred loan costs	273	261
Amortization of notes payable discount	149	—
Gain on sale of marketable securities	—	(1)
Loss on sale or disposal of assets	8	12
Bad debt expense	317	132
Share-based compensation	356	78
Changes in operating assets and liabilities:
Escrows and acquisition deposits	2,143	2,378
Accrued rents and accounts receivable	(777)	(551)
Unamortized lease commissions	(263)	(280)
Prepaid expenses and other assets	162	177
Accounts payable and accrued expenses	(2,621)	(2,980)
Tenants' security deposits	127	45
Net cash provided by operating activities	3,933	2,414

Cash flows from investing activities:
Acquisitions of real estate	(25,700)	—
Additions to real estate	(1,197)	(2,893)
Investments in marketable securities	—	(750)
Proceeds from sales of marketable securities	—	2,614
Net cash used in investing activities	(26,897)	(1,029)

Cash flows from financing activities:
Distributions paid to OP unitholders	(5,001)	(3,623)
Payments of exchange offer costs	(34)	(225)
Proceeds from notes payable	—	6,956
Proceeds from revolving credit facility, net	26,400	—
Repayments of notes payable	(1,017)	(713)
Payments of loan origination costs	(1,085)	(1,187)
Net cash provided by financing activities	19,263	1,208

Net increase (decrease) in cash and cash equivalents	(3,701)	2,593
Cash and cash equivalents at beginning of period	6,544	5,695
Cash and cash equivalents at end of period	$2,843	$8,288

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,146	$1,671
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$130	$11
Financed insurance premiums	$883	$31
Value of shares issued under dividend reinvestment plan	$23	$22
Accrued offering costs	$20	$54
Value of common shares exchanged for OP units	$782	$4,917
Change in fair value of available-for-sale securities	$303	$766
Change in fair value of cash flow hedge	$(268)	$—

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The use of the words “we,” “us,” “our,” the "Operating Partnership" or the "Partnership" refers to Whitestone REIT Operating Partnership, L.P. and our consolidated subsidiaries, except where the context otherwise requires. The use of the words "Whitestone," the "General Partner," "Management" or the "Company" refers to Whitestone REIT, except where the context requires otherwise.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2012 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of March 31, 2013 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Partnership and its subsidiaries as of March 31, 2013, and the results of operations for the three month periods ended March 31, 2013 and 2012, the consolidated statements of changes in partners' capital for the three month period ended March 31, 2013 and cash flows for the three month periods ended March 31, 2013 and 2012.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Business.  Whitestone REIT Operating Partnership, L.P., a Delaware limited partnership, was formed on December 31, 1998 to conduct, together with its subsidiaries, substantially all of the operations and activities of its sole general partner, Whitestone REIT.  Whitestone was formed as a real estate investment trust ("REIT"), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998. In July 2004, Whitestone changed its state of organization from Texas to Maryland. As the general partner of the Partnership, Whitestone has the exclusive power to manage and conduct the business of the Partnership, subject to certain customary exceptions.  As of March 31, 2013 and December 31, 2012, we owned and operated 52 and 51 commercial properties, respectively, in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  The accompanying consolidated financial statements include the accounts of the Partnership and its subsidiaries. All net income or loss is allocated between the General Partner and the limited partners based on the weighted-average percentage ownership of the Partnership during the period.  Issuances of additional common shares of beneficial interest, par value $0.001 per share, in Whitestone (the "common shares") and units of limited partnership interest in the Partnership that are convertible into cash or, at Whitestone's option, common shares on a one-for-one basis (the "OP units") change the ownership interests of both the Partnership and Whitestone.

Basis of Accounting.  Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

Use of Estimates.   The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that we use include the estimated fair values of properties acquired, the estimated useful lives for depreciable and amortizable assets and costs, the estimated allowance for doubtful accounts, the estimated fair value of interest rate swaps and the estimates supporting our impairment analysis for the carrying values of our real estate assets.  Actual results could differ from those estimates.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Reclassifications.  We have reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation.  These reclassifications had no effect on net income, total assets, total liabilities or partners' capital. During 2012, we reclassified the amortization of our loan fees, previously classified as depreciation and amortization expenses, to interest expense for all periods presented.

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's ("FASB") Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in partners' capital as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income. We recognized gains on the sale of marketable securities of approximately $0 and $1,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, our investment in available-for-sale marketable securities was approximately $1,705,000, which includes an aggregate unrealized loss of approximately $106,000.

Derivative Instruments and Hedging Activities. On March 8, 2013, we entered into an interest rate swap with U.S. Bank National Association that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%. See Note 6 for additional information regarding our credit facility. The swap will begin on January 7, 2014 and will mature on February 3, 2017. Whitestone has designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in the comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. As of March 31, 2013, the fair value of the cash flow hedge was $0.3 million. For the three months ended March 31, 2013, we recognized $257,000 as other comprehensive losses. For the three months ended March 31, 2013, we did not recognize any portion of the cash flow hedge into earnings because we are not required to make cash settlements until 2014.

On August 8, 2012, as part of our acquisition of Paradise Plaza (see Note 15), we assumed a $9.2 million variable rate note (see Note 6). The note included an interest rate swap that had a fixed interest rate of 5.72%. Whitestone has designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, is recognized directly in earnings. As of March 31, 2013, the fair value of the cash flow hedge was $1.7 million. For the three months ended March 31, 2013, we recognized $11,000 as other comprehensive losses. For the three months ended March 31, 2013, we recognized $88,000 as interest expense.

As of March 31, 2013, we consider the cash flow hedges to be highly effective. The cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended March 31, 2013, approximately $36,000 and $24,000 in interest expense and real estate taxes, respectively, were capitalized. For the three ended March 31, 2012, approximately $44,000 and $32,000 in interest expense and real estate taxes, respectively, were capitalized.

Share-Based Compensation.   From time to time, Whitestone awards nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to its trustees, executive officers and employees under Whitestone's 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on Whitestone's most recent estimates using the fair value of the shares as of the grant date. We recognized $356,000 and $78,000 in share-based compensation for the three months ended March 31, 2013 and 2012, respectively.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

See our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion on significant accounting policies.

Recent Accounting Pronouncements.  In February 2013, the FASB issued guidance requiring entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income. We do not expect the pronouncement to have a significant impact on our consolidated financial statements.

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of March 31, 2013 and December 31, 2012. Available-for-sale securities consisted of the following (in thousands):

	March 31, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,811	$—	$(106)	$1,705
Total available-for-sale securities	$1,811	$—	$(106)	$1,705

	December 31, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,811	$—	$(408)	$1,403
Total available-for-sale securities	$1,811	$—	$(408)	$1,403

During the three months ended March 31, 2013, no available-for-sale securities were sold. During the three months ended March 31, 2012, available-for-sale securities were sold for total proceeds of $2,614,000. The gross realized gains and losses on these sales during the three months ended March 31, 2012 were $40,000 and $39,000, respectively.

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	March 31, 2013	December 31, 2012

Tenant receivables	$4,930	$3,536
Accrued rents and other recoveries	6,728	6,696
Allowance for doubtful accounts	(2,599)	(2,285)
Total	$9,059	$7,947

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

5. UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Leasing commissions	$5,782	$5,530
Deferred financing cost	5,658	4,574
Total cost	11,440	10,104
Less: leasing commissions accumulated amortization	(3,101)	(2,899)
Less: deferred financing cost accumulated amortization	(3,314)	(3,045)
Total cost, net of accumulated amortization	$5,025	$4,160

6. DEBT

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2013	December 31, 2012
Fixed rate notes
$1.1 million 4.71% Note, due 2013	$1,087	$1,087
$14.1 million 5.695% Note, due 2013	13,773	13,850
$3.0 million 6.00% Note, due 2021 (1)	2,933	2,943
$10.0 million 6.04% Note, due 2014	9,095	9,142
$1.5 million 6.50% Note, due 2014	1,437	1,444
$11.2 million 6.52% Note, due 2015	10,569	10,609
$21.4 million 6.53% Notes, due 2013	18,694	18,865
$24.5 million 6.56% Note, due 2013	23,015	23,135
$9.9 million 6.63% Notes, due 2014	8,848	8,925
$0.9 million 2.97% Note, due 2013	694	15
Floating rate notes
Unsecured credit facility, LIBOR plus 1.75% to 2.50%, due 2017 (2)	95,400	69,000
$9.2 million, Prime Rate less 2.00%, due 2017	7,860	7,854
$26.9 million, LIBOR plus 2.86% Note, due 2013	23,530	23,739
	$216,935	$190,608

(1)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five-year balloon note with a thirty-year amortization as published by the Federal Home Loan Bank.

(2)
We have entered into an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%. The swap will begin on January 7, 2014 and will mature on February 3, 2017.

As of March 31, 2013, our $120.8 million in secured debt was collateralized by 27 properties with a carrying value of $160.7 million.  Our loans contain restrictions that would require prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of March 31, 2013, we were in compliance with all loan covenants.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

On February 4, 2013, we entered into an unsecured credit facility (the “Facility”) with the lenders party thereto, with BMO Capital Markets and Wells Fargo Securities, LLC, as co-lead arrangers and joint book runners, Bank of Montreal, as administrative agent (the "Agent"), Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, as documentation agent. The Facility amended and restated our previous unsecured credit facility. We plan to use the Facility for acquisitions, redevelopment of value-add properties in our portfolio, and general corporate purposes.

In addition to a $125 million unsecured borrowing capacity under the revolving loan, the Facility also includes a $50 million term loan and permits us to increase the borrowing capacity under the Facility to a total of $225 million, upon the satisfaction of certain conditions. The Facility will mature on February 3, 2017, and provides that the we may extend the maturity date for one year subject to certain conditions, including the payment of an extension fee.

Borrowings under the Facility accrue interest (at our option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. Base Rate means the higher of: (a) the Agent's prime commercial rate, (b) the sum of (i) average rate quoted the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 1/2 of 1%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities.

Whitestone is the guarantor for funds we borrow under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status for Whitestone. As of March 31, 2013, we were in compliance with all covenants.

As of March 31, 2013, $95.4 million was drawn on the Facility, and our remaining borrowing capacity was $79.6 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital.

Scheduled maturities of our outstanding debt as of March 31, 2013 were as follows (in thousands):

Year	Amount Due

2013	$81,317
2014	19,172
2015	10,317
2016	73
2017	103,342
Thereafter	2,714
Total	$216,935

We will have approximately $14 million of debt maturing in June 2013 and approximately $64 million of debt maturing in October and November 2013. The majority of this debt is with insurance companies and was entered into in late 2008. We have begun renewal discussions with our current lenders and expect to renew this debt with our current lenders or new lenders at rates and terms similar or better than our current rates and terms. We also have availability under our Facility should we be unable to obtain similar or better financing from our current lenders or new lenders.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

7.  EARNINGS PER UNIT

Basic earnings per OP unit for the Partnership's unitholders is calculated by dividing net income excluding amounts attributable to unvested restricted shares by the Partnership's weighted-average OP units outstanding during the period.  Diluted earnings per OP unit is calculated by dividing net income excluding amounts attributable to unvested restricted shares by the Partnership's weighted-average OP units outstanding during the period including any dilutive unvested restricted shares.

Certain of Whitestone's performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per OP unit.

For the three months ended March 31, 2013 and 2012, distributions of $45,000 and $53,000, respectively, were made to holders of certain restricted common shares, $34,000 and $49,000, respectively, of which were charged against earnings. See Note 12 for information related to restricted common shares under the 2008 Plan.

	Three Months Ended
	March 31,
(in thousands, except per unit data)	2013	2012
Numerator:
Net income	$986	$860
Distributions paid on unvested restricted shares	(11)	(4)
Net income excluding amounts attributable to unvested restricted shares	$975	$856

Denominator:
Weighted average number of units - basic	17,509	12,680
Effect of dilutive securities:
Unvested restricted shares	120	14
Weighted average number of units - dilutive	17,629	12,694

Earnings Per Unit:
Basic:
Net income excluding amounts attributable to unvested restricted shares	$0.06	$0.07
Diluted:
Net income excluding amounts attributable to unvested restricted shares	$0.06	$0.07

8. INCOME TAXES

Federal income taxes are not provided because we are taxed as a partnership and the liability incurred is that of our partners. As our general partner, Whitestone intends to and believes it qualifies as a REIT under the provisions of the Internal Revenue Code (the "Code") and because it distributed and intends to continue to distribute all of its taxable income to its shareholders.  Whitestone's shareholders include their proportionate taxable income in their individual tax returns.  As a REIT, Whitestone must distribute at least 90% of its real estate investment trust taxable income to its shareholders and meet certain income sources and investment restriction requirements.  In addition, REITs are subject to a number of organizational and operational requirements.  If Whitestone fails to qualify as a REIT in any taxable year, Whitestone will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

During 2010, Whitestone discovered that it may have inadvertently violated the “5% asset test,” as set forth in Section 856(c)(4)(B)(iii)(I) of the Code, for the quarter ended March 31, 2009 as a result of utilizing a certain cash management arrangement with a commercial bank. If its investment in a commercial paper investment sweep account through such cash management agreement is not treated as cash, and is instead treated as a security of a single issuer for purposes of the “5% asset test,” then it failed the “5% asset test” for the first quarter of its 2009 taxable year. Whitestone believes, however, that if it failed the “5% asset test,” its failure would be considered due to reasonable cause and not willful neglect and, therefore, it would not be disqualified as a REIT for its 2009 taxable year. It would be, however, subject to certain reporting requirements and a tax equal to the greater of $50,000 or 35% of the net income from the commercial paper investment account during the period in which it failed to satisfy the “5% asset test.” The amount of such tax is $50,000, and it paid such tax on April 27, 2010.

If the Internal Revenue Service were to assert that Whitestone failed the “5% asset test” for the first quarter of its 2009 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, its status as a REIT would terminate as of December 31, 2008. Whitestone would not be eligible to again elect REIT status until its 2014 taxable year. Consequently, it would be subject to federal income tax on its taxable income at regular corporate rates without the benefit of the dividends-paid deduction, and its cash available for distributions to shareholders and our partners would be reduced.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  For the three months ended March 31, 2013 and 2012, we recognized $60,000 and $58,000 in margin tax provision, respectively.

9.  RELATED PARTY TRANSACTIONS

Executive Relocation. On July 9, 2010, upon the unanimous recommendation of Whitestone's Compensation Committee, Whitestone entered into an arrangement with Mr. Mastandrea, Whitestone Chairman, President and Chief Executive Officer, with respect to the disposition of his residence in Cleveland, Ohio. Mr. Mastandrea listed the residence in the second half of 2007 and has had to pay for security, taxes, insurance and maintenance expenses related to the residence. Under the relocation arrangement as amended on August 9, 2012, Whitestone agreed to pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, plus tax on the amount of such payment at the maximum federal income tax rate. The amount of the shortfall was to be paid in a combination of cash and Whitestone's common shares at the market value of the shares, as determined upon agreement between Mr. Mastandrea and Whitestone's Compensation Committee.

In addition, the arrangement required Whitestone to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence. Whitestone had previously agreed to reimburse Mr. Mastandrea for out-of-pocket moving costs including packing, temporary storage, transportation and moving supplies.

On December 21, 2012, Mr. Mastandrea sold the residence to a third party for a price of $1,125,000. Pursuant to the relocation arrangement, Whitestone paid cash of $1,325,000, representing the shortfall of the amount realized from the sale of the property, and $852,000, which represented moving expenses and closing costs incurred by Mr. Mastandrea and federal taxes. No Whitestone common shares were issued. The total expense incurred by Whitestone of $2,177,000 is shown separately in our consolidated financial statements for the year ended December 31, 2012. In addition, Whitestone issued a note receivable for $975,000 to the buyer. The note bears interest at a rate of 4.5% and matures on December 31, 2013. As a result of this transaction, Whitestone also recorded a related party receivable of $652,000 for the year ended December 31, 2012, which represents the federal income tax withholding not deducted from Whitestone's payment to Mr. Mastandrea. On January 14, 2013, Whitestone received the $652,000 and paid it to the federal government on behalf of Mr. Mastandrea.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

10.  PARTNERS' CAPITAL

Reclassification of Whitestone's Common Shares

On June 27, 2012, Whitestone filed with the State Department of Assessments and Taxation of Maryland amendments to its declaration of trust that (i) reclassified each issued and unissued Class A common share of beneficial interest, par value $0.001 per share (the "Class A common shares") into one Class B common share of beneficial interest, par value $0.001 per share (the "Class B common shares") and (ii) changed the designation of all of the Class B common shares to “common shares.” The amendment setting forth the reclassification of the Class A common shares into Class B common shares was approved by its shareholders at the 2012 annual meeting of shareholders held on May 22, 2012. The amendment approving the redesignation of the Class B common shares to common shares was approved by its board of trustees and did not require shareholder approval.

Common Shares

Following the reclassification of Whitestone's common shares on June 27, 2012, as described above, under its declaration of trust, as amended, Whitestone has authority to issue up to 400,000,000 common shares of beneficial interest, $0.001 par value per share, and up to 50,000,000 preferred shares of beneficial interest, $0.001 par value per share.

Equity Offering

On August 28, 2012, Whitestone completed the sale of 4,830,000 common shares, $0.001 par value per share, including 630,000 common shares pursuant to the exercise of the underwriters' over-allotment option, at a price to the public of $12.80 per share. Total net proceeds from the offering, including over-allotment shares, and after deducting the underwriting discount and offering expenses, were approximately $58.7 million, which Whitestone contributed to the Partnership for 4,830,000 OP units. Whitestone used the net proceeds for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in its portfolio, working capital and other general purposes.

Operating Partnership Units
Substantially all of Whitestone's business is conducted through the Partnership.  Whitestone is the sole general partner of the Partnership.  As of March 31, 2013, Whitestone owned a 96.5% interest in the Partnership.

Limited partners in the Operating Partnership holding OP units have the right to convert their OP units into cash or, at Whitestone's option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unitholders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of March 31, 2013 and December 31, 2012, there were 17,510,521 and 17,507,779 OP units outstanding, respectively.  Whitestone owned 16,903,464 and 16,822,293 OP units as of March 31, 2013 and December 31, 2012, respectively. The balance of the OP units is owned by third parties, including certain of Whitestone's trustees.  Whitestone's weighted-average share ownership in the Partnership was approximately 94.1% and 92.2% for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, 78,429 OP units were redeemed for 78,429 common shares. There were no OP units redeemed during the three months ended March 31, 2012.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

 Distributions

The following table summarizes the cash distributions paid or payable to holders of OP units during each quarter during 2012 and the three months ended March 31, 2013 (in thousands, except per unit data):

	Whitestone		Limited Partners Other Than Whitestone		Total
Quarter Paid	Distribution Per OP Unit	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2013
First Quarter	$0.2850	$4,807	$0.2850	$194	$5,001
Total	$0.2850	$4,807	$0.2850	$194	$5,001

2012
Fourth Quarter	$0.2850	$4,781	$0.2850	$221	$5,002
Third Quarter	0.2850	3,859	0.2850	224	4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$1.1400	$15,324	$1.1400	$1,004	$16,328

New York Stock Exchange Listing

On June 29, 2012, Whitestone transferred the listing of its common shares to the New York Stock Exchange under its existing ticker symbol "WSR." As a result of the transfer, Whitestone voluntarily delisted its common shares from the NYSE MKT LLC (“NYSE MKT”) effective June 28, 2012.

Exchange Offers

On May 10, 2012, Whitestone commenced an exchange offer to exchange Class B common shares on a one-for-one basis for (i) up to 867,789 outstanding Class A common shares; and (ii) up to 453,642 outstanding OP units. The exchange offer expired on June 8, 2012, and 426,986 Class A common shares and 121,156 OP units were accepted for exchange.

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

Executive Relocation.  On July 9, 2010, upon the unanimous recommendation of Whitestone's Compensation Committee, Whitestone entered into an arrangement with Mr. Mastandrea with respect to the disposition of his residence in Cleveland, Ohio. Mr. Mastandrea listed the residence in the second half of 2007 and has had to pay for security, taxes, insurance and maintenance expenses related to the residence. Under the relocation arrangement as amended on August 9, 2012, Whitestone agreed to pay Mr. Mastandrea the shortfall, if any, in the amount realized from the sale of the Cleveland residence, below $2,450,000, plus tax on the amount of such payment at the maximum federal income tax rate. The amount of the shortfall was to be paid in a combination of cash and common shares at the market value of the shares, as determined upon agreement between Mr. Mastandrea and Whitestone's Compensation Committee.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

In addition, the arrangement required Whitestone to continue paying the previously agreed upon cost of housing expenses for the Mastandrea family in Houston, Texas for a period of one year following the date of sale of the residence. Whitestone had previously agreed to reimburse Mr. Mastandrea for out-of-pocket moving costs including packing, temporary storage, transportation and moving supplies.

On December 21, 2012, Mr. Mastandrea sold the residence to a third party for a price of $1,125,000. Pursuant to the relocation arrangement, Whitestone paid cash of $1,325,000, representing the shortfall of the amount realized from the sale of the property, and $852,000, which represented moving expenses and closing costs incurred by Mr. Mastandrea and federal taxes. No Whitestone common shares were issued. The total expense incurred by Whitestone of $2,177,000 is shown separately in our consolidated financial statements for the year ended December 31, 2012. In addition, Whitestone issued a note receivable for $975,000 to the buyer. The note bears interest at a rate of 4.5% and matures on December 31, 2013. As a result of this transaction, Whitestone also recorded a related party receivable of $652,000 for the year ended December 31, 2012, which represents the federal income tax withholding not deducted from Whitestone's payment to Mr. Mastandrea. On January 14, 2013, Whitestone received the $652,000 and paid it to the federal government on behalf of Mr. Mastandrea.

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

A summary of the share-based incentive plan activity as of and for the three months ended March 31, 2013 is as follows:

	Shares	Weighted-Average Grant Date Fair Value (1)
Non-vested at January 1, 2013	534,920	$12.53
Granted	—	—
Vested	(474)	15.45
Forfeited	(4,778)	11.16
Non-vested at March 31, 2013	529,668	$12.54
Available for grant at March 31, 2013	1,893,312

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

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

A summary of non-vested and vested share activity for the three months ended March 31, 2013 and years ended December 31, 2012, 2011 and 2010 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted-Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Three months ended March 31, 2013	—	$—	(474)	$7
Year ended December 31, 2012	99,700	13.03	(16,208)	223
Year ended December 31, 2011	—	—	(5,169)	80
Year ended December 31, 2010	31,858	14.09	(55,699)	695

Total compensation recognized in earnings for share-based payments was $356,000 and $78,000 for the three months ended March 31, 2013 and 2012, respectively. Taking into account the acquisition that occurred during the three months ended March 31, 2013 and the year ended December 31, 2012 (see Note 15), Whitestone expects additional performance-based shares to vest due to the achievement of certain performance goals. As a result, as of March 31, 2013, there was approximately $824,000 in unrecognized compensation cost related to outstanding non-vested performance-based shares, which is expected to vest over a period of nine months and approximately $34,000 in unrecognized compensation cost related to outstanding non-vested time-based shares, which is expected to be recognized over a weighted-average period of approximately one year.

13. GRANTS TO TRUSTEES

On May 22, 2012, each of Whitestone's four independent trustees was granted 1,500 common shares, which vested immediately. The 6,000 common shares granted to Whitestone's four independent trustees had a grant date fair value of $13.03 per share. On June 25, 2012, two of Whitestone's independent trustees elected to receive a total of 915 common shares with a grant date fair value of $13.39 in lieu of cash for board fees. The fair value of the shares granted during the three months ended March 31, 2013 was determined using quoted prices available on the date of grant.

14. SEGMENT INFORMATION

Historically, Whitestone's management has not differentiated results of operations by property type or location and, therefore, does not present segment information.

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
March 31, 2013
(Unaudited)

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”), and the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2012.  For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Report.

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, as previously filed with the Securities and Exchange Commission ("SEC") and of this Report below.

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

As of March 31, 2013, we owned and operated 52 commercial properties consisting of:

Operating Portfolio

•	28 retail centers containing approximately 2.1 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $213.4 million;

•	seven office centers containing approximately 0.6 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $42.8 million; and

•	11 office/flex centers containing approximately 1.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $39.4 million.
Redevelopment, New Acquisitions Portfolio

•
three retail Community Centered Properties containing approximately 0.5 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $76.9 million; and

•	three parcels of land held for future development having a total carrying value of $7.3 million.
As of March 31, 2013, we had an aggregate of 1,101 tenants.  We have a diversified tenant base with our largest tenant comprising only 1.1% of our annualized rental revenues for the three months ended March 31, 2013.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 71 new and renewal leases during the three months ended March 31, 2013, totaling approximately 131,000 square feet and approximately $7.1 million in total lease value.  This compares to 90 new and renewal leases totaling approximately 159,000 square feet and approximately $6.8 million in total lease value during the same period in 2012.

As of March 31, 2013, we had no employees and Whitestone employed 68 full-time employees.  As an internally managed REIT, Whitestone bears its own expenses of operations, including the salaries, benefits and other compensation of its employees, office expenses, legal, accounting and investor relations expenses and other overhead costs. As the management and employees of Whitestone work for our benefit, the costs and expenses of Whitestone have been presented in this Report in a manner consistent with Whitestone's presentation in its quarterly report on Form 10-Q for the period ended March 31, 2013.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $13.9 million and $10.4 million for the three months ended March 31, 2013 and 2012, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of March 31, 2013, approximately 29% of our gross leasable area was subject to leases that expire prior to December 31, 2014.  Over the last two years, we have renewed leases covering approximately 75% of our square footage as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  In the markets in which we operate, we obtain and analyze market rental rates by reviewing third-party publications, which provide market and submarket rental rate data, and by inquiring of property owners and property management companies as to rental rates being quoted at properties located in close proximity to our properties that we believe display similar physical attributes as our properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates.  During the year ended December 31, 2012, our revenue rate per square foot for new and renewal comparable spaces increased 2% when compared to the expiring revenue rate per square foot for the previous leases in the same spaces.  As such, we expect the 2013 and 2014 expiring square footage to lease at rates which are at, or near, their current rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances, as well as overall economic trends, to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to pay distributions to our unitholders.

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

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the three months ended March 31, 2013.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

The following table provides a summary comparison of our results of operations for the three months ended March 31, 2013 and 2012 (dollars in thousands, except per unit data):

	Three Months Ended March 31,
	2013	2012
Number of properties owned and operated	52	45
Aggregate gross leasable area (sq. ft.)(1)	4,363,825	3,595,308
Ending occupancy rate - operating portfolio(2)	86%	87%
Ending occupancy rate - all properties	84%	85%

Total property revenues	$13,869	$10,426
Total property expenses	4,863	3,662
Total other expenses	7,947	5,827
Provision for income taxes	65	65
Loss on disposal of assets	8	12
Net income	$986	$860

Funds from operations (3)	$4,044	$3,121
Property net operating income (4)	9,006	6,764
Distributions paid on OP units	5,001	3,623
Distributions per Whitestone common share and OP unit	$0.2850	$0.2850
Distributions paid as a % of funds from operations	124%	116%

(1)
During the first quarter of 2012, we concluded that approximately 2,029 square feet at our Lion Square property was no longer leasable, therefore, such area is no longer included in the gross leasable area.

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

Property revenues. We had rental income and tenant reimbursements of approximately $13,869,000 for the three months ended March 31, 2013 as compared to $10,426,000 for the three months ended March 31, 2012, an increase of $3,443,000, or 33%. The three months ended March 31, 2013 included $3,053,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired since the beginning of the the period being compared. For purposes of comparing the three months ended March 31, 2013 to the three months ended March 31, 2012, New Stores include properties acquired between January 1, 2012 and March 31, 2013. Same Store revenues increased $390,000 for the three months ended March 31, 2013 as compared to the same period in the prior year. We define "Same Stores" as properties that have been owned since the beginning of the period being compared. For purposes of comparing the three months ended March 31, 2013 to the three months ended March 31, 2012, Same Stores include properties currently owned that were acquired before January 1, 2012. Same Store average occupancy increased from 84.3% for the three months ended March 31, 2012 to 85.5% for the three months ended March 31, 2013, increasing Same Store revenue $151,000. The Same Store average revenue per leased square foot increased $0.31 for the three months ended March 31, 2013 to $14.06 per leased square foot as compared to the average revenue per leased square foot of $13.75 for the three months ended March 31, 2012, resulting in an increase of Same Store revenues of $239,000.

Property expenses.  Our property expenses were approximately $4,863,000 for the three months ended March 31, 2013 as compared to $3,662,000 for the three months ended March 31, 2012, an increase of $1,201,000, or 33%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
Overall Property Expenses	2013	2012	Change	% Change
Real estate taxes	$1,798	$1,310	$488	37%
Utilities	759	676	83	12%
Contract services	828	631	197	31%
Repairs and maintenance	424	377	47	12%
Bad debt	317	132	185	140%
Labor and other	737	536	201	38%
Total property expenses	$4,863	$3,662	$1,201	33%

	Three Months Ended March 31,
Same Store Property Expenses	2013	2012	Change	% Change
Real estate taxes	$1,330	$1,310	$20	2%
Utilities	658	676	(18)	(3)%
Contract services	623	631	(8)	(1)%
Repairs and maintenance	340	377	(37)	(10)%
Bad debt	237	132	105	80%
Labor and other	613	536	77	14%
Total property expenses	$3,801	$3,662	$139	4%

	Three Months Ended March 31,
New Store Property Expenses	2013	2012	Change
Real estate taxes	$468	$—	$468
Utilities	101	—	101
Contract services	205	—	205
Repairs and maintenance	84	—	84
Bad debt	80	—	80
Labor and other	124	—	124
Total property expenses	$1,062	$—	$1,062

Real estate taxes.  Real estate taxes increased $488,000, or 37%, during the three months ended March 31, 2013 as compared to the same period in 2012. Real estate taxes for New Store properties were approximately $468,000 for the three months ended March 31, 2013. Same Store real estate taxes increased approximately $20,000 during the three months ended March 31, 2013 as compared to the same period in 2012. Whitestone's management actively works to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $83,000, or 12%, during the three months ended March 31, 2013 as compared to the same period in 2012. Utilities expenses for New Store properties were approximately $101,000 for the three months ended March 31, 2013. Same Store utilities expenses decreased approximately $18,000 during the three months ended March 31, 2013 as compared to the same period in 2012.

Contract services.  Contract services increased $197,000, or 31%, during the three months ended March 31, 2013 as compared to the same period in 2012. The increase in contract services expenses included $205,000 in contract expenses increases for New Store properties for the three months ended March 31, 2013. Same Store contract service expenses decreased approximately $8,000 during the three months ended March 31, 2013 as compared to the same period in 2012.

Repairs and maintenance. Repairs and maintenance expenses increased $47,000, or 12%, during the three months ended March 31, 2013 as compared to the same period in 2012. Repairs and maintenance expenses for the three months ended March 31, 2013 included approximately $84,000 in increases for New Store properties. Same Store repairs and maintenance expenses decreased approximately $37,000 during the three months ended March 31, 2013 as compared to the same period in 2012. The decrease in Same Store repair expenses was primarily attributable to parking lot repairs completed during 2012.

Bad debt.  Bad debt expenses increased $185,000, or 140%, during the three months ended March 31, 2013 as compared to the same period in 2012. Bad debt expenses for the three months ended March 31, 2013 included approximately $80,000 in increases for New Store properties. Same Store bad debt increased approximately $105,000 during the three months ended March 31, 2013 as compared to the same period in 2012. The Same Store increase in bad debt expenses was primarily attributable to a retail tenant default at our Torrey Square property in Houston, Texas. The tenant occupied approximately 25,000 square feet, and we have an agreement in place with the national retailer to fill the space later this year. Management vigorously pursues past due accounts, but expects collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses increased $201,000, or 38%, during the three months ended March 31, 2013 as compared to the same period in 2012. Labor and other expenses for the three months ended March 31, 2013 included approximately $124,000 in increased cost for New Store properties. Same Store labor and other expenses increased approximately $77,000 during the three months ended March 31, 2013 as compared to the same period in 2012. The increase in Same Store labor and other cost was primarily attributable to increased insurance rates.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Three Months Ended March 31,
	Same Store		New Store		Total
	2013	2012	2013	2012	2013	2012
Property revenues	$10,816	$10,426	$3,053	$—	$13,869	$10,426
Property expenses	3,801	3,662	1,062	—	4,863	3,662
Property net operating income	$7,015	$6,764	$1,991	$—	$9,006	$6,764

Other expenses.  Our other expenses were $7,947,000 for the three months ended March 31, 2013, as compared to $5,827,000 for the three months ended March 31, 2012, an increase of $2,120,000, or 36%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	Change	% Change
General and administrative	$2,444	$1,641	$803	49%
Depreciation and amortization	3,073	2,283	790	35%
Interest expense	2,449	1,973	476	24%
Interest, dividend and other investment income	(19)	(70)	51	(73)%
Total other expenses	$7,947	$5,827	$2,120	36%

General and administrative.  General and administrative expenses increased approximately $803,000, or 49%, for the three months ended March 31, 2013 as compared to the same period in 2012. The increases in general and administrative expenses included increases in payroll expenses of $265,000, increases in share-based compensation expenses of $261,000, increases in legal expenses of $159,000, increases in acquisition expenses of $76,000 and $42,000 in other increases.

Payroll expenses increased due to the addition of nine full-time Whitestone employees between March 31, 2012 and March 31, 2013. The majority of the employees were added to Whitestone's regional office in Arizona as a result of recent property acquisitions in the Phoenix area. The increase in share-based compensation expense is due to the expected vesting of performance-based shares. As of March 31, 2013, there was approximately $824,000 in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a period of approximately nine months and approximately $34,000 in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a weighted-average period of approximately 9 months. The majority of the increase in legal expenses is attributable to a $145,000 settlement we received from litigation with a former tenant regarding damages to one of our properties during the three months ended March 31, 2012 that did not occur during the three months ended March 31, 2013. The increase in acquisition expenses is due to our recent acquisition of Headquarters Village Shopping Center in Plano, Texas.

Depreciation and amortization.  Depreciation and amortization increased $790,000, or 35%, for the three months ended March 31, 2013 as compared to the same period in 2012. Depreciation for improvements to Same Store properties increased $345,000 for the three months ended March 31, 2013 as compared to the same period in 2012. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments, most notably at our Windsor and Pinnacle of Scottsdale properties. Lease commission amortization and depreciation of corporate assets decreased $10,000 for the three months ended March 31, 2013 as compared to the same period in 2012. Depreciation for New Store properties increased $455,000.

Interest expense. Interest expense increased $476,000, or 24%, for the three months ended March 31, 2013 as compared to the same period in 2012. The increase in interest expense is comprised of approximately $1,003,000 in interest expense resulting from an approximate $72,723,000 increase in our average notes payable balance during the three months ended March 31, 2013 as compared to the same period 2012, offset by a $635,000 decrease in interest expense resulting from a decrease in the average effective interest rate on our average notes payable from 5.52% to 4.27% during three months ended March 31, 2013 as compared to the same period in 2012. Amortized loan fees included in interest expense increased $108,000 for the three months ended March 31, 2013 with the addition of new debt and our $125 million unsecured credit facility (which has been replaced by the unsecured credit facility entered into on February 4, 2013; see Note 6 to the accompanying consolidated financial statement for additional information) to $273,000 as compared to $165,000 for the same period in 2012.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased $51,000, or 73%, for the three months ended March 31, 2013 as compared to the same period in 2012. The $51,000 decrease is attributable to lower dividends investment income.

Reconciliation of Non-GAAP Financial Measures

Funds From Operations ("FFO")

The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) available to common shareholders computed in accordance with U.S. GAAP, excluding gains or losses from sales of operating real estate assets, impairment charges on properties held for investment and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

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

FFO Core

Management believes that the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, gains and losses on insurance claim settlements and acquisition costs. Therefore, in addition to FFO, management uses FFO Core, which we define to exclude such items. Management believes that these adjustments are appropriate in determining FFO Core as they are not indicative of the operating performance of our assets. In addition, we believe that FFO Core is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that FFO Core presented by us is comparable to the adjusted or modified FFO of other REITs.

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
FFO AND FFO-CORE	2013	2012
Net income	$986	$860
Depreciation and amortization of real estate assets	3,050	2,249
Loss on sale or disposal of assets	8	12
FFO	$4,044	$3,121

Acquisition costs	138	64
Legal settlement	—	(131)
FFO-Core	$4,182	$3,054

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

Below is the calculation of NOI and the reconciliations to net income (loss), which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31,
PROPERTY NET OPERATING INCOME	2013	2012
Net income	$986	$860
General and administrative expenses	2,444	1,641
Depreciation and amortization	3,073	2,283
Interest expense	2,449	1,973
Interest, dividend and other investment income	(19)	(70)
Provision for income taxes	65	65
Loss on disposal of assets	8	12
NOI	$9,006	$6,764

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

     During the three months ended March 31, 2013, our cash provided from operating activities was $3,933,000 and our total distributions were $5,001,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $1,068,000. On February 4, 2013, we entered into an unsecured credit facility (the "Facility"). The Facility amended and restated our previous unsecured credit facility. In addition to a $125 million unsecured borrowing capacity under the revolving loan, the Facility also includes a $50 million term loan and permits us to increase the borrowing capacity under the Facility to a total of $225 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for Whitestone to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties that meet our Community Centered Property strategy through Whitestone's equity issuances and debt financing.

Our capital structure includes non-recourse mortgage debt that we assumed or originated on certain properties. We may hedge the future cash flows of certain variable rate debt transactions principally through interest rate swaps with major financial institutions. See Note 2 (Derivative Instruments and Hedging Activities) to the accompanying consolidated financial statements for a description of our current cash flow hedge.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $2,843,000 as of March 31, 2013, as compared to $6,544,000 on December 31, 2012.  The decrease of $3,701,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $3,933,000 for the three months ended March 31, 2013;

•	Net proceeds of $26,400,000 from our revolving credit facility, net of origination costs;

Uses of Cash

•	Payment of distributions to OP unitholders of $5,001,000;

•	Acquisitions of real estate of $25,700,000;

•	Additions to real estate of $1,197,000;

•	Payments of notes payable of $1,017,000; and

•	Payments of loan origination costs of $1,085,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	March 31, 2013	December 31, 2012
Fixed rate notes
$1.1 million 4.71% Note, due 2013	$1,087	$1,087
$14.1 million 5.695% Note, due 2013	13,773	13,850
$3.0 million 6.00% Note, due 2021 (1)	2,933	2,943
$10.0 million 6.04% Note, due 2014	9,095	9,142
$1.5 million 6.50% Note, due 2014	1,437	1,444
$11.2 million 6.52% Note, due 2015	10,569	10,609
$21.4 million 6.53% Notes, due 2013	18,694	18,865
$24.5 million 6.56% Note, due 2013	23,015	23,135
$9.9 million 6.63% Notes, due 2014	8,848	8,925
$0.9 million 2.97% Note, due 2013	694	15
Floating rate notes
Unsecured credit facility, LIBOR plus 1.75% to 2.50%, due 2017 (2)	95,400	69,000
$9.2 million, Prime Rate less 2.00%, due 2017	7,860	7,854
$26.9 million, LIBOR plus 2.86% Note, due 2013	23,530	23,739
	$216,935	$190,608

(1)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five-year balloon note with a thirty-year amortization as published by the Federal Home Loan Bank.

(2)
We have entered into an interest rate swap that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%. The swap will begin on January 7, 2014 and will mature on February 3, 2017.

As of March 31, 2013, our $120.8 million in secured debt was collateralized by 27 properties with a carrying value of $160.7 million.  Our loans contain restrictions that would require prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of March 31, 2013, we were in compliance with all loan covenants.

The Facility, which is available to us for acquisitions of properties and working capital, is our primary source of additional credit. As of March 31, 2013, $95.4 million was drawn on the Facility, and our borrowing capacity was $79.6 million, assuming use of the proceeds to acquire properties, or repayment of debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. The Facility bears interest at LIBOR plus 1.75% to 2.50%, and matures on February 3, 2017. As of March 31, 2013, the interest rate was 2.25%. We have an interest rate swap that fixes the LIBOR portion of our $50 million term loan under the Facility at 0.84%. The swap will begin on January 7, 2014 and will mature on February 3, 2017.

Whitestone serves as the guarantor for funds we borrow under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, material misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of March 31, 2013, we were in compliance with all covenants.

Scheduled maturities of our outstanding debt as of March 31, 2013 were as follows (in thousands):

Year	Amount Due

2013	$81,317
2014	19,172
2015	10,317
2016	73
2017	103,342
Thereafter	2,714
Total	$216,935

We will have approximately $14 million of debt maturing in June 2013 and approximately $64 million maturing in October and November 2013. The majority of this debt is with insurance companies and was entered into in late 2008. We have begun renewal discussions with our current lenders and expect to renew this debt with our current lenders or new lenders at rates and terms similar or better than our current rates and terms. We also have availability under our Facility should we be unable to obtain similar or better financing from our current lenders or new lenders.

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

Contractual Obligations

During the three months ended March 31, 2013, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Distributions

The following table summarizes the cash distributions paid or payable to holders of OP units during each quarter during 2012 and the three months ended March 31, 2013 (in thousands, except per unit data):

	Whitestone		Limited Partners Other Than Whitestone		Total
Quarter Paid	Distribution Per OP Unit	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2013
First Quarter	$0.2850	$4,807	$0.2850	$194	$5,001
Total	$0.2850	$4,807	$0.2850	$194	$5,001

2012
Fourth Quarter	$0.2850	$4,781	$0.2850	$221	$5,002
Third Quarter	0.2850	3,859	0.2850	224	4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$1.1400	$15,324	$1.1400	$1,004	$16,328

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of March 31, 2013 and December 31, 2012.

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

Fixed Interest Rate Debt

As of March 31, 2013, $90.1 million, or approximately 42% of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to unitholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of March 31, 2013 of approximately 6.30% per annum with scheduled maturities ranging from 2013 to 2021 (see Note 6 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $1.0 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of March 31, 2013, we had $126.8 million of loans, or approximately 58% of our outstanding debt, subject to floating interest rates of LIBOR plus 1.75% to 2.86% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.3 million, respectively. We have an interest rate swap that fixes the LIBOR portion of our $50 million term loan under the Facility at 0.84%. The swap will begin on January 7, 2014 and will mature on February 3, 2017.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of its principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, Whitestone REIT's principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2013 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

WHITESTONE REIT OPERATING PARTNERSHIP, L.P.
(Registrant)
By: Whitestone REIT, its General Partner

Date:	May 14, 2013	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2013	/s/ David K. Holeman
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
Credit Agreement between Whitestone REIT Operating Partnership, L.P. and Bank of Montreal dated February 4, 2013 (previously filed and incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 8, 2013)

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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statements of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

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