Form 10-Q
period 2013-06-30
Whitestone REIT Operating Partnership, L.P.
filed 2013-08-13
CIK 1490653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 12, 2013, the registrant had 579,724 units of limited partnership interest held by non-affiliates. There is no established market for such units.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate assets, at cost
Property	$481,939	$409,669
Accumulated depreciation	(59,569)	(53,920)
Total real estate assets	422,370	355,749
Cash and cash equivalents	6,020	6,544
Marketable securities	912	1,403
Escrows and acquisition deposits	5,396	6,672
Accrued rents and accounts receivable, net of allowance for doubtful accounts	8,850	7,947
Related party receivable	—	652
Unamortized lease commissions and loan costs	5,079	4,160
Prepaid expenses and other assets	2,864	2,244
Total assets	$451,491	$385,371

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Notes payable	$266,401	$190,608
Accounts payable and accrued expenses	10,489	13,824
Tenants' security deposits	3,348	3,024
Distributions payable	5,028	5,028
Total liabilities	285,266	212,484
Commitments and contingencies:	—	—
Partners' Capital:
General Partner, 16,932,120 and 16,822,293 units outstanding as of June 30, 2013 and December 31, 2012, respectively	160,250	166,296
Limited Partners, 579,882 and 685,486 units outstanding as of June 30, 2013 and December 31, 2012, respectively	5,675	6,999
Accumulated other comprehensive gain (loss)	300	(408)
Total partners' capital	166,225	172,887
Total liabilities and partners' capital	$451,491	$385,371

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Property revenues
Rental revenues	$11,812	$8,523	$22,813	$16,651
Other revenues	2,983	2,464	5,851	4,762
Total property revenues	14,795	10,987	28,664	21,413

Property expenses
Property operation and maintenance	3,348	2,759	6,413	5,111
Real estate taxes	2,012	1,503	3,810	2,813
Total property expenses	5,360	4,262	10,223	7,924

Other expenses (income)
General and administrative	2,516	1,863	4,960	3,504
Depreciation and amortization	3,260	2,290	6,333	4,573
Interest expense	2,613	2,107	5,062	4,080
Interest, dividend and other investment income	(69)	(83)	(88)	(153)
Total other expense	8,320	6,177	16,267	12,004

Income before loss on sale or disposal of assets and income taxes	1,115	548	2,174	1,485

Provision for income taxes	(72)	(70)	(137)	(135)
Loss on sale or disposal of assets	(40)	(16)	(48)	(28)

Net income	$1,003	$462	$1,989	$1,322

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic and Diluted Earnings Per Unit:
Net income excluding amounts attributable to unvested restricted shares	$0.06	$0.04	$0.11	$0.10

Weighted average number of units outstanding:
Basic	17,511	12,685	17,510	12,683
Diluted	17,731	12,693	17,728	12,694

Distributions declared per OP unit	$0.2850	$0.2850	$0.5700	$0.5700

Consolidated Statements of Comprehensive Income

Net income	$1,003	$462	$1,989	$1,322

Other comprehensive gain (loss)

Unrealized gain on cash flow hedging activities	761	—	493	—
Unrealized gain (loss) on available-for-sale marketable securities	(88)	33	215	799

Comprehensive income	$1,676	$495	$2,697	$2,121

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)
(in thousands)

					Accumulated
	General	General	Limited	Limited	Other	Total
	Partner	Partner	Partner	Partner	Comprehensive	Partners'
	Units	Unitholders	Units	Unitholders	Gain (Loss)	Capital

Balance, December 31, 2012	16,822	$166,296	685	$6,999	$(408)	$172,887

Exchange of noncontrolling interest OP units for common shares	106	1,056	(106)	(1,056)	—	—

Exchange offer costs	—	(23)	—	—	—	(23)

Issuance of shares under dividend reinvestment plan	3	47	—	—	—	47

Share-based compensation	1	599	—	—	—	599

Distributions	—	(9,644)	—	(338)	—	(9,982)

Unrealized gain on change in value of cash flow hedge	—	—	—	—	493	493

Unrealized gain on change in fair value of available-for-sale marketable securities	—	—	—	—	215	215

Net income	—	1,919	—	70	—	1,989

Balance, June 30, 2013	16,932	$160,250	579	$5,675	$300	$166,225

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$1,989	$1,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,333	4,573
Amortization of deferred loan costs	554	634
Amortization of notes payable discount	299	—
Gain on sale of marketable securities	(41)	(32)
Loss on sale or disposal of assets	48	28
Bad debt expense	715	358
Share-based compensation	667	266
Changes in operating assets and liabilities:
Escrows and acquisition deposits	1,619	1,229
Accrued rents and accounts receivable	(966)	(1,064)
Unamortized lease commissions	(517)	(600)
Prepaid expenses and other assets	246	298
Accounts payable and accrued expenses	(2,990)	(1,917)
Tenants' security deposits	324	161
Net cash provided by operating activities	8,280	5,256

Cash flows from investing activities:
Acquisitions of real estate	(58,403)	(6,400)
Additions to real estate	(2,476)	(6,465)
Investments in marketable securities	—	(750)
Proceeds from sales of marketable securities	747	3,926
Net cash used in investing activities	(60,132)	(9,689)

Cash flows from financing activities:
Distributions paid to OP unitholders	(10,002)	(7,243)
Payments of exchange offer costs	(23)	(306)
Proceeds from notes payable	20,200	13,156
Proceeds from revolving credit facility, net	58,400	—
Repayments of notes payable	(15,844)	(1,819)
Payments of loan origination costs	(1,403)	(1,187)
Net cash provided by financing activities	51,328	2,601

Net decrease in cash and cash equivalents	(524)	(1,832)
Cash and cash equivalents at beginning of period	6,544	5,695
Cash and cash equivalents at end of period	$6,020	$3,863

See accompanying notes to Consolidated Financial Statements

Whitestone REIT Operating Partnership, L.P. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,597	$3,375
Cash paid for taxes	$237	$225
Non cash investing and financing activities:
Disposal of fully depreciated real estate	$185	$523
Financed insurance premiums	$883	$780
Value of shares issued under dividend reinvestment plan	$47	$45
Debt assumed with acquisitions of real estate	$11,100	$—
Interest supplement assumed with acquisition of real estate	$932	$—
Accrued offering costs	$13	$28
Value of common shares exchanged for OP units	$1,056	$6,224
Change in fair value of available-for-sale securities	$215	$799
Change in fair value of cash flow hedge	$493	$—

See accompanying notes to Consolidated Financial Statements

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The use of the words “we,” “us,” “our,” the “Operating Partnership” or the “Partnership” refers to Whitestone REIT Operating Partnership, L.P. and our consolidated subsidiaries, except where the context otherwise requires. The use of the words "Whitestone," the "General Partner," "Management" or the "Company" refers to Whitestone REIT, except where the context requires otherwise.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2012 are derived from our audited consolidated financial statements as of that date.  The unaudited financial statements as of June 30, 2013 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q.

The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Partnership and its subsidiaries as of June 30, 2013, and the results of operations for the three and six month periods ended June 30, 2013 and 2012, the consolidated statements of changes in partners' capital for the six month period ended June 30, 2013 and cash flows for the six month periods ended June 30, 2013 and 2012.  All of these adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results expected for a full year.  The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Business.  Whitestone REIT Operating Partnership, L.P, a Delaware limited partnership, was formed on December 31, 1998 to conduct, together with its subsidiaries, substantially all of the operations and activities of its sole general partner, Whitestone REIT. Whitestone was formed as a real estate investment trust ("REIT"), pursuant to the Texas Real Estate Investment Trust Act on August 20, 1998. In July 2004, Whitestone changed its state of organization from Texas to Maryland.  As the general partner of the Partnership, Whitestone has the exclusive power to manage and conduct the business of the Partnership, subject to certain customary exceptions.  As of June 30, 2013 and December 31, 2012, we owned and operated 55 and 51 commercial properties, respectively, in and around Houston, Dallas, San Antonio, Chicago and Phoenix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  The accompanying consolidated financial statements include the accounts of the Partnership and its subsidiaries. All net income or loss is allocated between the General Partner and the limited partners based on the weighted average percentage ownership of the Partnership during the period.  Issuances of additional common shares of beneficial interest, par value $0.001 per share, in Whitestone (the "common shares") and units of limited partnership interest in the Partnership that are convertible into cash or, at Whitestone's option, common shares on a one-for-one basis (the “OP units”) change the ownership interests of both the Partnership and Whitestone.

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
June 30, 2013
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

Marketable Securities. We classify our existing marketable equity securities as available-for-sale in accordance with the Financial Accounting Standards Board's ("FASB") Investments-Debt and Equity Securities guidance. These securities are carried at fair value with unrealized gains and losses reported in partners' capital as a component of accumulated other comprehensive income or loss. The fair value of the marketable securities is determined using Level 1 inputs under FASB Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." Level 1 inputs represent quoted prices available in an active market for identical investments as of the reporting date. Gains and losses on securities sold are based on the specific identification method, and are reported as a component of interest, dividend and other investment income. We recognized gains on the sale of marketable securities of approximately $41,000 and $31,000 for the three months ended June 30, 2013 and 2012, respectively, and $41,000 and $32,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, our investment in available-for-sale marketable securities was approximately $912,000, which includes an aggregate unrealized loss of approximately $194,000.

Derivative Instruments and Hedging Activities. On March 8, 2013, we entered into an interest rate swap with U.S. Bank National Association that fixed the LIBOR portion of our $50 million term loan under our unsecured credit facility at 0.84%. See Note 6 for additional information regarding our credit facility. The swap will begin on January 7, 2014 and will mature on February 3, 2017. Whitestone has designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value to be recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, will be recognized directly in earnings. As of June 30, 2013, the fair value of the cash flow hedge was $0.3 million. For the three and six months ended June 30, 2013, we recognized $582,000 and $325,000 as other comprehensive gains, respectively. For the three and six months ended June 30, 2013, we did not recognize any portion of the cash flow hedge into earnings because we are not required to make cash settlements until 2014.

On August 8, 2012, as part of our acquisition of Paradise Plaza (see Note 14), we assumed a $9.2 million variable rate note (see Note 6). The note included an interest rate swap that had a fixed interest rate of 5.72%. Whitestone has designated the interest rate swap as a cash flow hedge with the effective portion of the changes in fair value recorded in comprehensive income (loss) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value, if any, is recognized directly in earnings. As of June 30, 2013, the fair value of the cash flow hedge was $1.4 million. For the three and six months ended June 30, 2013, we recognized $179,000 and $168,000 as other comprehensive gains, respectively. For the three and six months ended June 30, 2013, we recognized $88,000 and $176,000 as interest expense, respectively.

As of June 30, 2013, we consider the cash flow hedges to be highly effective. The cash flow hedges are determined using Level 2 inputs under ASC 820. Level 2 inputs represent quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable.

Development Properties. Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges and development costs. Carrying charges, primarily interest, real estate taxes, loan fees, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy. For the three months ended June 30, 2013, approximately $33,000 and $25,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2013, approximately $69,000 and $49,000 in interest expense and real estate taxes, respectively, were capitalized. For the three months ended June 30, 2012, approximately $44,000 and $31,000 in interest expense and real estate taxes, respectively, were capitalized, and for the six months ended June 30, 2012, approximately $88,000 and $63,000 in interest and real estate taxes, respectively, were capitalized.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Share-Based Compensation.   From time to time, Whitestone awards nonvested restricted common share awards or restricted common share unit awards, which may be converted into common shares, to its trustees, executive officers and employees under Whitestone's 2008 Long-Term Equity Incentive Ownership Plan (the “2008 Plan”).  The vast majority of the awarded shares and units vest when certain performance conditions are met.  We recognize compensation expense when achievement of the performance conditions is probable based on Whitestone's most recent estimates using the fair value of the shares as of the grant date. We recognized $311,000 and $188,000 in share-based compensation for the three months ended June 30, 2013 and 2012, respectively, and we recognized $667,000 and $266,000 in share-based compensation for the six months ended June 30, 2013 and 2012, respectively.

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

3. MARKETABLE SECURITIES

All of our marketable securities were classified as available-for-sale securities as of June 30, 2013 and December 31, 2012. Available-for-sale securities consisted of the following (in thousands):

	June 30, 2013
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,106	$—	$(194)	$912
Total available-for-sale securities	$1,106	$—	$(194)	$912

	December 31, 2012
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Real estate sector common stock	$1,811	$—	$(408)	$1,403
Total available-for-sale securities	$1,811	$—	$(408)	$1,403

During the three months ended June 30, 2013, available-for-sale securities were sold for total proceeds of $747,000. The gross realized gains and losses on these sales during the three months ended June 30, 2013 were $44,000 and $3,000, respectively. During the three and six months ended June 30, 2012, available-for-sale securities were sold for total proceeds of $1,312,000 and $3,926,000, respectively. The gross realized gains and losses on these sales during the three months ended June 30, 2012 were $34,000 and $3,000, respectively, and the gross realized gains and losses on the sales during the six months ended June 30, 2012 totaled $74,000 and $42,000, respectively.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

4. ACCRUED RENTS AND ACCOUNTS RECEIVABLE, NET

Accrued rents and accounts receivable, net consists of amounts accrued, billed and due from tenants, allowance for doubtful accounts and other receivables as follows (in thousands):

	June 30, 2013	December 31, 2012

Tenant receivables	$6,163	$3,536
Accrued rents and other recoveries	5,657	6,696
Allowance for doubtful accounts	(2,970)	(2,285)
Total	$8,850	$7,947

5. UNAMORTIZED LEASING COMMISSIONS AND LOAN COSTS

Costs which have been deferred consist of the following (in thousands):

	June 30, 2013	December 31, 2012

Leasing commissions	$5,982	$5,530
Deferred financing cost	5,976	4,574
Total cost	11,958	10,104
Less: leasing commissions accumulated amortization	(3,281)	(2,899)
Less: deferred financing cost accumulated amortization	(3,598)	(3,045)
Total cost, net of accumulated amortization	$5,079	$4,160

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

6. DEBT

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2013	December 31, 2012
Fixed rate notes
$1.1 million 4.71% Note, due 2013	$1,087	$1,087
$20.2 million 4.2805% Note, due 2023 (1)	20,200	13,850
$3.0 million 6.00% Note, due 2021 (2)	2,924	2,943
$10.0 million 6.04% Note, due 2014	9,047	9,142
$1.5 million 6.50% Note, due 2014	1,430	1,444
$11.2 million 6.52% Note, due 2015	10,528	10,609
$21.4 million 6.53% Notes, due 2013	18,530	18,865
$24.5 million 6.56% Note, due 2013	22,892	23,135
$9.9 million 6.63% Notes, due 2014	8,758	8,925
$9.2 million, Prime Rate less 2.00%, due 2017 (3)	7,868	7,854
$11.1 million 5.87% Note, due 2016	12,031	—
$0.9 million 2.97% Note, due 2013	387	15
Floating rate notes
Unsecured credit facility, LIBOR plus 1.75% to 2.50%, due 2017 (4)	127,400	69,000
$26.9 million, LIBOR plus 2.86% Note, due 2013	23,319	23,739
	$266,401	$190,608

(1)	Promissory note had an original balance of $14.1 million and an interest rate of 5.695%, due in 2013, which was refinanced in May 2013. See below for further discussion of Pinnacle Note.

(2)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five-year balloon note with a thirty-year amortization as published by the Federal Home Loan Bank.

(3)	Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term.

(4)
We have entered into an interest rate swap that fixed the LIBOR portion of our $50 million term loan under the Facility at 0.84%. The swap will begin on January 7, 2014 and will mature on February 3, 2017.

On June 19, 2013, we assumed a $11.1 million promissory note as part of our acquisition of Mercado at Scottsdale Ranch (See Note 14). The 5.87% fixed interest rate note matures on August 6, 2016. In conjunction with our acquisition, we received an interest rate supplement from the seller in the amount of $932,000, which we will accrete into expense over the life of the note. As a result of the supplement, the imputed interest rate is 3.052%, which we consider to be an appropriate market rate.

On May 31, 2013, we, operating through our subsidiary, Whitestone Pinnacle of Scottsdale, LLC, a Delaware limited liability company ("Whitestone Pinnacle"), refinanced our $14.1 million promissory note, with an applicable interest rate of 5.695% and a maturity of June 1, 2013, with a $20.2 million promissory note (the "Pinnacle Note") payable to Cantor Commercial Real Estate Lending, L.P. with an applicable interest rate of 4.2805%, and a maturity of July 6, 2023.

The Pinnacle Note is a non-recourse loan secured by Whitestone Pinnacle's Pinnacle of Scottsdale property, located in Scottsdale, Arizona, and a limited guarantee by Whitestone. In conjunction with the Pinnacle Note, a deed of trust was executed by Whitestone Pinnacle that contains customary terms and conditions, including representations, warranties and covenants by Whitestone Pinnacle that include, without limitation, assignment of rents, warranty of title, insurance requirements and maintenance, use and management of the properties.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

As of June 30, 2013, our $138.6 million in secured debt was collateralized by 28 properties with a carrying value of $181.2 million.  Our loans contain restrictions that would require prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of the rents and leases associated with those properties.  As of June 30, 2013, we were in compliance with all loan covenants.

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

Borrowings under the Facility accrue interest (at our option) at a Base Rate or an Adjusted LIBOR plus an applicable margin based upon our then existing leverage. Base Rate means the higher of: (a) the Agent's prime commercial rate, (b) the sum of (i) average rate quoted the Agent by two or more federal funds brokers selected by the Agent for sale to the Agent at face value of federal funds in the secondary market in an amount equal or comparable to the principal amount for which such rate is being determined, plus (ii) 0.5%, and (c) the LIBOR rate for such day plus 1.00%. Adjusted LIBOR means LIBOR divided by one minus the Eurodollar Reserve Percentage. The Eurodollar Reserve Percentage means the maximum reserve percentage at which reserves are imposed by the Board of Governors of the Federal Reserve System on eurocurrency liabilities.

Whitestone is the guarantor for funds we borrow under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status for Whitestone. As of June 30, 2013, we were in compliance with all covenants.

As of June 30, 2013, $127.4 million was drawn on the Facility, and our remaining borrowing capacity was $47.6 million. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and re-tenanting of properties in our portfolio and working capital.

Scheduled maturities of our outstanding debt as of June 30, 2013 were as follows (in thousands):

Year	Amount Due

2013	$66,708
2014	19,453
2015	10,786
2016	11,725
2017	135,689
Thereafter	22,040
Total	$266,401

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Of our $67 million in debt maturing in 2013, we will have approximately $64 million maturing in October and November 2013. The majority of this debt is with insurance companies and was entered into in late 2008. We have begun renewal discussions with our current lenders and expect to renew this debt with our current lenders or new lenders at rates and terms similar or better than our current rates and terms. We also have availability under our Facility should we be unable to obtain similar or better financing from our current lenders or new lenders.

7.  EARNINGS PER UNIT

Basic earnings per OP unit for the Partnership's unitholders is calculated by dividing net income excluding amounts attributable to unvested restricted shares by the Partnership's weighted average OP units outstanding during the period.  Diluted earnings per OP unit is calculated by dividing net income excluding amounts attributable to unvested restricted shares by the Partnership's weighted average OP units outstanding during the period including any dilutive unvested restricted shares.

Certain of Whitestone's performance-based restricted common shares are considered participating securities that require the use of the two-class method for the computation of basic and diluted earnings per OP unit.

For the three months ended June 30, 2013 and 2012, distributions of $45,000 and $50,000, respectively, were made to holders of certain restricted common shares, $34,000 and $48,000, respectively, of which were charged against earnings. For the six months ended June 30, 2013 and 2012, distributions of $90,000 and $103,000, respectively, were made to holders of certain restricted common shares, $68,000 and $97,000, respectively, of which were charged against earnings. See Note 11 for information related to restricted common shares under the 2008 Plan.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per unit data)	2013	2012	2013	2012
Numerator:
Net income	$1,003	$462	$1,989	$1,322
Distributions paid on unvested restricted shares	(11)	(2)	(22)	(6)
Net income excluding amounts attributable to unvested restricted shares	$992	$460	$1,967	$1,316

Denominator:
Weighted average number of units - basic	17,511	12,685	17,510	12,683
Effect of dilutive securities:
Unvested restricted shares	220	8	218	11
Weighted average number of units - dilutive	17,731	12,693	17,728	12,694

Earnings Per Unit:
Basic:
Net income excluding amounts attributable to unvested restricted shares	$0.06	$0.04	$0.11	$0.10
Diluted:
Net income excluding amounts attributable to unvested restricted shares	$0.06	$0.04	$0.11	$0.10

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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

If the Internal Revenue Service were to assert that Whitestone failed the “5% asset test” for the first quarter of its 2009 taxable year and that such failure was not due to reasonable cause, and the courts were to sustain that position, its status as a REIT would terminate as of December 31, 2008. Whitestone would not be eligible to again elect REIT status until its 2014 taxable year. Consequently, it would be subject to federal income tax on its taxable income at regular corporate rates without the benefit of the dividends-paid deduction, and its cash available for distributions to Whitestone's shareholders and our partners would be reduced.

Taxable income differs from net income for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and rental revenue.

We are subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for us) to the profit margin, which generally will be determined for us as total revenue less a 30% standard deduction.  Although the Texas Margin Tax is not an income tax, FASB ASC 740, “Income Taxes” (“ASC 740”) applies to the Texas Margin Tax.  For the three months ended June 30, 2013 and 2012, we recognized $64,000 and $65,000 in margin tax provision, respectively, and for the six months ended June 30, 2013 and 2012, we recognized $124,000 and $123,000, respectively.

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
June 30, 2013
(Unaudited)

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

Equity Offerings

On June 19, 2013, Whitestone entered into five equity distribution agreements.  Pursuant to the terms and conditions of the agreements, Whitestone can issue and sell up to an aggregate of $50 million of its common shares. Actual sales will depend on a variety of factors to be determined by Whitestone from time to time, including (among others) market conditions, the trading price of its common shares, capital needs and its determination of the appropriate sources of funding for Whitestone, and will be made in transactions that will be deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Whitestone has no obligation to sell any of its common shares, and could at any time suspend offers under the agreements or terminate the agreements. As of June 30, 2013, Whitestone had not sold any common shares under the equity distribution program.

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

Operating Partnership Units
Substantially all of Whitestone's business is conducted through the Partnership.  Whitestone is the sole general partner of the Partnership.  As of June 30, 2013, Whitestone owned a 96.7% interest in the Partnership.

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Limited partners in the Operating Partnership holding OP units have the right to convert their OP units into cash or, at Whitestone's option, common shares at a ratio of one OP unit for one common share.  Distributions to OP unitholders are paid at the same rate per unit as distributions per share to holders of Whitestone common shares.  As of June 30, 2013 and December 31, 2012, there were 17,512,002 and 17,507,779 OP units outstanding, respectively.  We owned 16,932,120 and 16,822,293 OP units as of June 30, 2013 and December 31, 2012, respectively. The balance of the OP units is owned by third parties, including certain of Whitestone's trustees.  Whitestone's weighted average share ownership in the Partnership was approximately 96.7% and 93.0% for the three months ended June 30, 2013 and 2012, respectively, and 96.5% and 92.6% for the six months ended June 30, 2013 and 2012, respectively. During the three and six months ended June 30, 2013, 27,175 and 105,604 OP units, respectively were redeemed for 27,175 and 105,604 common shares, respectively. There were no OP units redeemed during the three and six months ended June 30, 2012.

 Distributions

The following table summarizes the cash distributions paid or payable to holders of OP units during each quarter during 2012 and the six months ended June 30, 2013 (in thousands, except per unit data):

	Whitestone		Limited Partners Other Than Whitestone		Total
Quarter Paid	Distribution Per OP Unit	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2013
Second Quarter	$0.2850	$4,832	$0.2850	$169	$5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$0.5700	$9,639	$0.5700	$363	$10,002

2012
Fourth Quarter	$0.2850	$4,781	$0.2850	$221	$5,002
Third Quarter	0.2850	3,859	0.2850	224	4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$1.1400	$15,324	$1.1400	$1,004	$16,328

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
June 30, 2013
(Unaudited)

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

A summary of the share-based incentive plan activity as of and for the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value (1)
Non-vested at January 1, 2013	534,920	$12.53
Granted	—	—
Vested	(4,465)	15.45
Forfeited	(25,030)	12.91
Non-vested at June 30, 2013	505,425	$12.49
Available for grant at June 30, 2013	1,913,564

(1)
The fair value of the common shares granted before trading of the common shares commenced on the NYSE MKT on August 26, 2010 were determined based on observable market transactions occurring near the date of the grants. The fair value of the common shares granted subsequent to August 26, 2010 was determined based on the fair value at the date of grant.

A summary of non-vested and vested share activity for the six months ended June 30, 2013 and years ended December 31, 2012, 2011 and 2010 is presented below:

	Shares Granted		Shares Vested
	Non-Vested Shares Issued	Weighted Average Grant-Date Fair Value	Vested Shares	Total Vest-Date Fair Value
				(in thousands)
Six months ended June 30, 2013	—	$—	(4,465)	$69
Year ended December 31, 2012	99,700	13.03	(16,208)	223
Year ended December 31, 2011	—	—	(5,169)	80
Year ended December 31, 2010	31,858	14.09	(55,699)	695

WHITESTONE REIT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Total compensation recognized in earnings for share-based payments was $311,000 and $188,000 for the three months ended June 30, 2013 and 2012, respectively, and $667,000 and $266,000 for the six months ended June 30, 2013 and 2012, respectively. Taking into account the acquisitions that occurred during the six months ended June 30, 2013 and the year ended December 31, 2012 (see Note 14), Whitestone expects additional performance-based shares to vest due to the achievement of certain performance goals. As a result, as of June 30, 2013, there was approximately $2,025,000 in unrecognized compensation cost related to outstanding non-vested performance-based shares, which is expected to vest over a weighted average period of 14 months and approximately $11,000 in unrecognized compensation cost related to outstanding non-vested time-based shares, which is expected to be recognized over a weighted average period of approximately six months.

12. GRANTS TO TRUSTEES

On May 22, 2012, each of Whitestone's four independent trustees was granted 1,500 common shares, which vested immediately. The 6,000 common shares granted to Whitestone's four independent trustees had a grant date fair value of $13.03 per share. On June 25, 2012, two of Whitestone's independent trustees elected to receive a total of 915 common shares with a grant date fair value of $13.39 in lieu of cash for board fees. The fair value of the shares granted during the six months ended June 30, 2013 was determined using quoted prices available on the date of grant.

13. SEGMENT INFORMATION

Historically, Whitestone's management has not differentiated results of operations by property type or location and, therefore, does not present segment information.

14. REAL ESTATE

Property Acquisitions. On June 28, 2013, we acquired Anthem Marketplace, a property that meets our Community Centered Property strategy, for approximately $23.3 million in cash and net prorations. The 113,293 square foot property was 100% leased at the time of purchase and is located in Phoenix, Arizona. In the same purchase, we also acquired an adjacent development pad site of 0.83 acres.

On June 19, 2013, we acquired Mercado at Scottsdale Ranch, a property that meets our Community Centered Property strategy, for approximately $21.3 million, including the assumption of a $11.1 million non-recourse loan, a $0.9 million interest rate supplement and cash of $9.3 million. The 118,730 square foot property was 100% leased at the time of purchase and is located in Scottsdale, Arizona.

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
June 30, 2013
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

As of June 30, 2013, we owned and operated 55 commercial properties consisting of:

Operating Portfolio

•	30 retail centers containing approximately 2.3 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $256.5 million;

•	seven office centers containing approximately 0.6 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $42.8 million; and

•	11 office/flex centers containing approximately 1.2 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $39.1 million.
Redevelopment, New Acquisitions Portfolio

•
three retail Community Centered Properties containing approximately 0.5 million square feet of gross leasable area and having a total carrying value (net of accumulated depreciation) of $76.7 million; and

•	four parcels of land held for future development having a total carrying value of $7.3 million.
As of June 30, 2013, we had an aggregate of 1,168 tenants.  We have a diversified tenant base with our largest tenant comprising only 1.6% of our annualized rental revenues for the six months ended June 30, 2013.  Lease terms for our properties range from less than one year for smaller tenants to over 15 years for larger tenants.  Our leases generally include minimum monthly lease payments and tenant reimbursements for payment of taxes, insurance and maintenance.  We completed 158 new and renewal leases during the six months ended June 30, 2013, totaling approximately 339,000 square feet and approximately $20.4 million in total lease value.  This compares to 182 new and renewal leases totaling approximately 349,000 square feet and approximately $16.3 million in total lease value during the same period in 2012.

As of June 30, 2013, we had no employees and Whitestone employed 68 full-time employees.  As an internally managed REIT, Whitestone bears its own expenses of operations, including the salaries, benefits and other compensation of its employees, office expenses, legal, accounting and investor relations expenses and other overhead costs. As the management and employees of Whitestone work for our benefit, the costs and expenses of Whitestone have been presented in this Report in a manner consistent with Whitestone's presentation in its quarterly report on Form 10-Q for the period ended June 30, 2013.

How We Derive Our Revenue

Substantially all of our revenue is derived from rents received from leases at our properties. We had rental income and tenant reimbursements of approximately $14.8 million and $11.0 million for the three months ended June 30, 2013 and 2012, respectively, and $28.7 million and $21.4 million for the six months ended June 30, 2013 and 2012, respectively.

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

Scheduled Lease Expirations

We tend to lease space to smaller businesses that desire shorter term leases. As of June 30, 2013, approximately 27% of our gross leasable area was subject to leases that expire prior to December 31, 2014.  Over the last two years, we have renewed leases covering approximately 68% of our expiring square footage as a result of lease maturities. We routinely seek to renew leases with our existing tenants prior to their expiration and typically begin discussions with tenants as early as 18 months prior to the expiration date of the existing lease.  In the markets in which we operate, we obtain and analyze market rental rates by reviewing third-party publications, which provide market and submarket rental rate data, and by inquiring of property owners and property management companies as to rental rates being quoted at properties located in close proximity to our properties that we believe display similar physical attributes as our properties. We use this data to negotiate leases with new tenants and renew leases with our existing tenants at rates we believe to be competitive in the markets for our individual properties. Due to the short term nature of our leases, and based upon our analysis of market rental rates, we believe that, in the aggregate, our current leases are at market rates.  During the year ended December 31, 2012, our revenue rate per square foot for new and renewal comparable spaces increased 2% when compared to the expiring revenue rate per square foot for the previous leases in the same spaces.  As such, we expect the 2013 and 2014 expiring square footage to lease at rates which are at, or near, their current rates. Market conditions, including new supply of properties, and macroeconomic conditions in our markets and nationally affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could adversely impact our renewal rate and/or the rental rates we are able to negotiate. We continue to monitor our tenants' operating performances, as well as overall economic trends, to evaluate any future negative impact on our renewal rates and rental rates, which could adversely affect our cash flow and ability to pay distributions to our unitholders.

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

On June 28, 2013, we acquired Anthem Marketplace, a property that meets our Community Centered Property strategy, for approximately $23.3 million in cash and net prorations. The 113,293 square foot property was 100% leased at the time of purchase and is located in Phoenix, Arizona. In the same purchase, we also acquired an adjacent development pad site of 0.83 acres.

On June 19, 2013, we acquired Mercado at Scottsdale Ranch, a property that meets our Community Centered Property strategy, for approximately $21.3 million, including the assumption of a $11.1 million non-recourse loan, a $0.9 million interest rate supplement and cash of $9.3 million. The 118,730 square foot property was 100% leased at the time of purchase and is located in Scottsdale, Arizona.

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

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates.  A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012, under "Management's Discussion and Analysis of Financial Condition and Results of Operations."  There have been no significant changes to these policies during the six months ended June 30, 2013.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

The following table provides a summary comparison of our results of operations for the three months ended June 30, 2013 and 2012 (dollars in thousands, except per unit amounts):

	Three Months Ended June 30,
	2013	2012
Number of properties owned and operated	55	46
Aggregate gross leasable area (sq. ft.)	4,597,541	3,636,838
Ending occupancy rate - operating portfolio(1)	87%	87%
Ending occupancy rate - all properties	86%	87%

Total property revenues	$14,795	$10,987
Total property expenses	5,360	4,262
Total other expenses	8,320	6,177
Provision for income taxes	72	70
Loss on disposal of assets	40	16
Net income	$1,003	$462

Funds from operations (2)	$4,282	$2,732
Property net operating income (3)	9,435	6,725
Distributions paid on OP units	5,001	3,620
Distributions per Whitestone common share and OP unit	$0.2850	$0.2850
Distributions paid as a % of funds from operations	117%	133%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see "Funds From Operations" below.

(3)	For a reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues. We had rental income and tenant reimbursements of approximately $14,795,000 for the three months ended June 30, 2013 as compared to $10,987,000 for the three months ended June 30, 2012, an increase of $3,808,000, or 35%. The three months ended June 30, 2013 included $3,940,000 in increased revenues from New Store operations. We define "New Stores" as properties acquired since the beginning of the period being compared. For purposes of comparing the three months ended June 30, 2013 to the three months ended June 30, 2012, New Stores include properties acquired between April 1, 2012 and June 30, 2013. Same Store revenues decreased $132,000 for the three months ended June 30, 2013 as compared to the same period in the prior year. We define "Same Stores" as properties that have been owned since the beginning of the period being compared. For purposes of comparing the three months ended June 30, 2013 to the three months ended June 30, 2012, Same Stores include properties currently owned that were acquired before April 1, 2012. Same Store average occupancy decreased from 85.6% for the three months ended June 30, 2012 to 85.1% for the three months ended June 30, 2013, decreasing Same Store revenue $55,000. The Same Store average revenue per leased square foot decreased $0.10 for the three months ended June 30, 2013 to $14.01 per leased square foot as compared to the average revenue per leased square foot of $14.11 for the three months ended June 30, 2012, resulting in a decrease of Same Store revenues of $77,000.

Property expenses.  Our property expenses were approximately $5,360,000 for the three months ended June 30, 2013 as compared to $4,262,000 for the three months ended June 30, 2012, an increase of $1,098,000, or 26%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
Overall Property Expenses	2013	2012	Change	% Change
Real estate taxes	$2,012	$1,503	$509	34%
Utilities	864	713	151	21%
Contract services	887	671	216	32%
Repairs and maintenance	469	482	(13)	(3)%
Bad debt	398	226	172	76%
Labor and other	730	667	63	9%
Total property expenses	$5,360	$4,262	$1,098	26%

	Three Months Ended June 30,
Same Store Property Expenses	2013	2012	Change	% Change
Real estate taxes	$1,453	$1,505	$(52)	(3)%
Utilities	695	710	(15)	(2)%
Contract services	652	669	(17)	(3)%
Repairs and maintenance	399	410	(11)	(3)%
Bad debt	303	220	83	38%
Labor and other	559	660	(101)	(15)%
Total property expenses	$4,061	$4,174	$(113)	(3)%

	Three Months Ended June 30,
New Store Property Expenses	2013	2012	Change	% Change
Real estate taxes	$559	$(2)	$561	Not meaningful
Utilities	169	3	166	Not meaningful
Contract services	235	2	233	Not meaningful
Repairs and maintenance	70	72	(2)	Not meaningful
Bad debt	95	6	89	Not meaningful
Labor and other	171	7	164	Not meaningful
Total property expenses	$1,299	$88	$1,211	Not meaningful

Real estate taxes.  Real estate taxes increased $509,000, or 34%, during the three months ended June 30, 2013 as compared to the same period in 2012. Real estate taxes for New Store properties increased approximately $561,000 for the three months ended June 30, 2013. Same Store real estate taxes decreased approximately $52,000 during the three months ended June 30, 2013 as compared to the same period in 2012. During the three months ended June 30, 2012, there were approximately $100,000 of real estate tax increases resulting from disputed 2011 property valuations with the taxing authority that did not repeat during the three months ended June 30, 2013. Whitestone's management actively works to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $151,000, or 21%, during the three months ended June 30, 2013 as compared to the same period in 2012. Utilities expense increases attributable to New Store properties were approximately $166,000 for the three months ended June 30, 2013. Same Store utilities expenses decreased approximately $15,000 during the three months ended June 30, 2013 as compared to the same period in 2012.

Contract services.  Contract services increased $216,000, or 32%, during the three months ended June 30, 2013 as compared to the same period in 2012. The increase in contract services expenses included $233,000 in increases for New Store properties for the three months ended June 30, 2013. Same Store contract service expenses decreased approximately $17,000 during the three months ended June 30, 2013 as compared to the same period in 2012.

Repairs and maintenance. Repairs and maintenance expenses decreased $13,000, or 3%, during the three months ended June 30, 2013 as compared to the same period in 2012. Repairs and maintenance expenses for the three months ended June 30, 2013 included approximately $2,000 in decreases for New Store properties. Same Store repairs and maintenance expenses decreased approximately $11,000 during the three months ended June 30, 2013 as compared to the same period in 2012.

Bad debt.  Bad debt expenses increased $172,000, or 76%, during the three months ended June 30, 2013 as compared to the same period in 2012. Bad debt expenses for the three months ended June 30, 2013 included approximately $89,000 in increases for New Store properties. Same Store bad debt increased approximately $83,000 during the three months ended June 30, 2013 as compared to the same period in 2012. The increase in bad debt expense is primarily due to an increase in our tenant allowance for uncollectible accounts and tenant defaults. Management vigorously pursues past due accounts, but expects collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses increased $63,000, or 9%, during the three months ended June 30, 2013 as compared to the same period in 2012. Labor and other expenses for the three months ended June 30, 2013 included approximately $164,000 in increased cost for New Store properties. Same Store labor and other expenses decreased approximately $101,000 during the three months ended June 30, 2013 as compared to the same period in 2012. The decrease in Same Store labor and other cost was primarily attributable to decreased insurance rates.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Three Months Ended June 30,
	Same Store		New Store		Total
	2013	2012	2013	2012	2013	2012
Property revenues	$10,724	$10,856	$4,071	$131	$14,795	$10,987
Property expenses	4,061	4,174	1,299	88	5,360	4,262
Property net operating income	$6,663	$6,682	$2,772	$43	$9,435	$6,725

Other expenses.  Our other expenses were $8,320,000 for the three months ended June 30, 2013, as compared to $6,177,000 for the three months ended June 30, 2012, an increase of $2,143,000, or 35%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Three Months Ended June 30,
	2013	2012	Change	% Change
General and administrative	$2,516	$1,863	$653	35%
Depreciation and amortization	3,260	2,290	970	42%
Interest expense	2,613	2,107	506	24%
Interest, dividend and other investment income	(69)	(83)	14	(17)%
Total other expenses	$8,320	$6,177	$2,143	35%

General and administrative.  General and administrative expenses increased approximately $653,000, or 35%, for the three months ended June 30, 2013 as compared to the same period in 2012. The increases in general and administrative expenses included increases in acquisition expenses of $228,000, payroll expenses of $154,000, share-based compensation expenses of $135,000, legal expenses of $82,000 and $54,000 in other increases.
Acquisition expenses increased due to the completion of our Anthem Marketplace and Mercado at Scottsdale Ranch acquisitions during the three months ended June 30, 2013. Payroll expenses increased due to the addition of twelve full-time Whitestone employees between June 30, 2012 and June 30, 2013. The majority of the employees were added to Whitestone's regional office in Arizona as a result of recent property acquisitions in the Phoenix area. The increase in share-based compensation expense is due to the expected vesting of performance-based shares. As of June 30, 2013, there was approximately $2,025,000 in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a weighted average period of approximately 14 months and approximately $11,000 in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a weighted average period of approximately six months.
Depreciation and amortization.  Depreciation and amortization increased $970,000, or 42%, for the three months ended June 30, 2013 as compared to the same period in 2012. Depreciation for improvements to Same Store properties increased $337,000 for the three months ended June 30, 2013 as compared to the same period in 2012. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments, most notably at our Windsor Park and Lion Square properties. Lease commission amortization and depreciation of corporate assets increased $19,000 for the three months ended June 30, 2013 as compared to the same period in 2012. Depreciation for New Store properties increased $614,000.

Interest expense. Interest expense increased $506,000, or 24%, for the three months ended June 30, 2013 as compared to the same period in 2012. The increase in interest expense is comprised of approximately $1,420,000 in interest expense resulting from an approximate $104,539,000 increase in our average notes payable balance during the three months ended June 30, 2013 as compared to the same period in 2012, offset by a $951,000 decrease in interest expense resulting from a decrease in the average effective interest rate on our average notes payable from 5.4% to 3.9% during three months ended June 30, 2013 as compared to the same period in 2012. Amortized loan fees included in interest expense increased $37,000 for the three months ended June 30, 2013 to $281,000 as compared to $244,000 for the same period in 2012.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased $14,000, or 17%, for the three months ended June 30, 2013 as compared to the same period in 2012. The $14,000 decrease is attributable to lower dividend investment income.

Results of Operations

Comparison of the Six Months Ended June 30, 2013 and 2012

The following table provides a summary comparison of our results of operations for the six months ended June 30, 2013 and 2012 (dollars in thousands, except per unit amounts):

	Six Months Ended June 30,
	2013	2012
Number of properties owned and operated	55	46
Aggregate gross leasable area (sq. ft.)	4,597,541	3,636,838
Ending occupancy rate - operating portfolio(1)	87%	87%
Ending occupancy rate - all properties	86%	87%

Total property revenues	$28,664	$21,413
Total property expenses	10,223	7,924
Total other expenses	16,267	12,004
Provision for income taxes	137	135
Loss on disposal of assets	48	28
Net income	$1,989	$1,322

Funds from operations (2)	$8,326	$5,853
Property net operating income (3)	18,441	13,489
Distributions paid on OP units	10,002	7,243
Distributions per Whitestone common share and OP unit	$0.5700	$0.5700
Distributions paid as a % of funds from operations	120%	124%

(1)	Excludes (i) new acquisitions, through the earlier of attainment of 90% occupancy or 18 months of ownership, and (ii) properties that are undergoing significant redevelopment or re-tenanting.

(2)	For a reconciliation of funds from operations to net income, see "Funds From Operations" below.

(3)	For a reconciliation of property net operating income to net income, see "Property Net Operating Income" below.

Property revenues. We had rental income and tenant reimbursements of approximately $28,664,000 for the six months ended June 30, 2013 as compared to $21,413,000 for the six months ended June 30, 2012, an increase of $7,251,000, or 34%. The six months ended June 30, 2013 included $6,993,000 in increased revenues from New Store operations. For purposes of comparing the six months ended June 30, 2013 to the six months ended June 30, 2012, New Stores include properties acquired between January 1, 2012 and June 30, 2013. Same Store revenues increased $258,000 for the six months ended June 30, 2013 as compared to the same period in the prior year. For purposes of comparing the six months ended June 30, 2013 to the six months ended June 30, 2012, Same Stores include properties currently owned that were acquired before January 1, 2012. Same Store average occupancy increased from 85.3% for the six months ended June 30, 2012 to 85.8% for the six months ended June 30, 2013, increasing Same Store revenue $150,000. The Same Store average revenue per leased square foot increased $0.07 for the six months ended June 30, 2013 to $13.94 per leased square foot as compared to the average revenue per leased square foot of $13.87 for the six months ended June 30, 2012, resulting in an increase of Same Store revenues of $108,000.

Property expenses.  Our property expenses were approximately $10,223,000 for the six months ended June 30, 2013 as compared to $7,924,000 for the six months ended June 30, 2012, an increase of $2,299,000, or 29%.  The primary components of total property expenses are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
Overall Property Expenses	2013	2012	Change	% Change
Real estate taxes	$3,810	$2,813	$997	35%
Utilities	1,623	1,389	234	17%
Contract services	1,715	1,302	413	32%
Repairs and maintenance	893	859	34	4%
Bad debt	715	358	357	100%
Labor and other	1,467	1,203	264	22%
Total property expenses	$10,223	$7,924	$2,299	29%

	Six Months Ended June 30,
Same Store Property Expenses	2013	2012	Change	% Change
Real estate taxes	$2,783	$2,815	$(32)	(1)%
Utilities	1,353	1,386	(33)	(2)%
Contract services	1,275	1,300	(25)	(2)%
Repairs and maintenance	739	787	(48)	(6)%
Bad debt	540	352	188	53%
Labor and other	1,172	1,196	(24)	(2)%
Total property expenses	$7,862	$7,836	$26	—

	Six Months Ended June 30,
New Store Property Expenses	2013	2012	Change	% Change
Real estate taxes	$1,027	$(2)	$1,029	Not meaningful
Utilities	270	3	267	Not meaningful
Contract services	440	2	438	Not meaningful
Repairs and maintenance	154	72	82	Not meaningful
Bad debt	175	6	169	Not meaningful
Labor and other	295	7	288	Not meaningful
Total property expenses	$2,361	$88	$2,273	Not meaningful

Real estate taxes.  Real estate taxes increased $997,000, or 35%, during the six months ended June 30, 2013 as compared to the same period in 2012. Real estate taxes for New Store properties were approximately $1,029,000 for the six months ended June 30, 2013. Same Store real estate taxes decreased approximately $32,000 during the six months ended June 30, 2013 as compared to the same period in 2012. During the six months ended June 30, 2012, there were approximately $100,000 of real estate tax increases resulting from disputed 2011 property valuations with the taxing authority that did not repeat during the six months ended June 30, 2013. Whitestone's management actively works to keep our valuations and resulting taxes low because a majority of these taxes are charged to our tenants through triple net leases, and we strive to keep these charges to our tenants as low as possible.

Utilities. Utilities expenses increased $234,000, or 17%, during the six months ended June 30, 2013 as compared to the same period in 2012. Utilities expenses for New Store properties increased approximately $267,000 for the six months ended June 30, 2013. Same Store utilities expenses decreased approximately $33,000 during the six months ended June 30, 2013 as compared to the same period in 2012.

Contract services.  Contract services increased $413,000, or 32%, during the six months ended June 30, 2013 as compared to the same period in 2012. The increase in contract services expenses included $438,000 in increases for New Store properties for the six months ended June 30, 2013. Same Store contract service expenses decreased approximately $25,000 during the six months ended June 30, 2013 as compared to the same period in 2012.

Repairs and maintenance. Repairs and maintenance expenses increased $34,000, or 4%, during the six months ended June 30, 2013 as compared to the same period in 2012. Repairs and maintenance expenses for the six months ended June 30, 2013 included approximately $82,000 in increases for New Store properties. Same Store repairs and maintenance expenses decreased approximately $48,000 during the six months ended June 30, 2013 as compared to the same period in 2012.

Bad debt.  Bad debt expenses increased $357,000, or 100%, during the six months ended June 30, 2013 as compared to the same period in 2012. Bad debt expenses for the six months ended June 30, 2013 included approximately $169,000 in increases for New Store properties. Same Store bad debt increased approximately $188,000 during the six months ended June 30, 2013 as compared to the same period in 2012. The increase in bad debt expense is primarily due to an increase in our tenant allowance for uncollectible accounts and tenant defaults. Management vigorously pursues past due accounts, but expects collection of rents to continue to be challenging for the foreseeable future.

Labor and other.  Labor and other expenses increased $264,000, or 22%, during the six months ended June 30, 2013 as compared to the same period in 2012. Labor and other expenses for the six months ended June 30, 2013 included approximately $288,000 in increased cost for New Store properties. Same Store labor and other expenses decreased approximately $24,000 during the six months ended June 30, 2013 as compared to the same period in 2012. The decrease in Same Store labor and other cost was primarily attributable to decreased insurance rates.

Same Store and New Store net operating income. The components of Same Store, New Store and total property net operating income are detailed in the table below (in thousands):

	Six Months Ended June 30,
	Same Store		New Store		Total
	2013	2012	2013	2012	2013	2012
Property revenues	$21,540	$21,282	$7,124	$131	$28,664	$21,413
Property expenses	7,862	7,836	2,361	88	10,223	7,924
Property net operating income	$13,678	$13,446	$4,763	$43	$18,441	$13,489

Other expenses.  Our other expenses were $16,267,000 for the six months ended June 30, 2013, as compared to $12,004,000 for the six months ended June 30, 2012, an increase of $4,263,000, or 36%.  The primary components of other expenses are detailed in the table below (in thousands, except percentages):

	Six Months Ended June 30,
	2013	2012	Change	% Change
General and administrative	$4,960	$3,504	$1,456	42%
Depreciation and amortization	6,333	4,573	1,760	38%
Interest expense	5,062	4,080	982	24%
Interest, dividend and other investment income	(88)	(153)	65	42%
Total other expenses	$16,267	$12,004	$4,263	36%

General and administrative.  General and administrative expenses increased approximately $1,456,000, or 42%, for the six months ended June 30, 2013 as compared to the same period in 2012. The increases in general and administrative expenses included increases in share-based compensation expenses of $396,000, payroll expenses of $381,000, acquisition expenses of $304,000, legal expenses of $241,000, travel expenses of $124,000 and $10,000 in other increases.
Share-based compensation expense increased due to the expected vesting of performance-based shares. As of June 30, 2013, there was approximately $2,025,000 in unrecognized compensation cost related to outstanding non-vested performance-based shares, which are expected to vest over a weighted average period of approximately 14 months and approximately $11,000 in unrecognized compensation cost related to outstanding non-vested time-based shares, which are expected to be recognized over a weighted average period of approximately six months. Payroll expenses increased due to the addition of six full-time Whitestone employees between January 1, 2012 and June 30, 2013. The majority of the employees were added to Whitestone's regional office in Arizona as a result of recent property acquisitions in the Phoenix area. Acquisition expenses increased due to the completion of our Headquarters Village Shopping Center, Mercado at Scottsdale Ranch and Anthem Marketplace acquisitions during the six months ended June 30, 2013. The majority of the increase in legal expenses is attributable to a $145,000 settlement we received from litigation with a former tenant regarding damages to one of our properties during the six months ended June 30, 2012 that did not occur during the six months ended June 30, 2013. Increased travel expenses associated with our recent acquisitions also contributed to the increase in general and administrative expenses.
Depreciation and amortization.  Depreciation and amortization increased $1,760,000, or 38%, for the six months ended June 30, 2013 as compared to the same period in 2012. Depreciation for improvements to Same Store properties increased $682,000 for the six months ended June 30, 2013 as compared to the same period in 2012. The increase in Same Store depreciation is attributable to redevelopment and re-tenanting investments, most notably at our Windsor Park and Lion Square properties. Lease commission amortization and depreciation of corporate assets increased $9,000 for the six months ended June 30, 2013 as compared to the same period in 2012. Depreciation for New Store properties increased $1,069,000.
Interest expense. Interest expense increased $982,000, or 24%, for the six months ended June 30, 2013 as compared to the same period in 2012. The increase in interest expense is comprised of approximately $2,481,000 in interest expense resulting from an approximate $90,598,000 increase in our average notes payable balance during the six months ended June 30, 2013 as compared to the same period 2012, offset by a $1,644,000 decrease in interest expense resulting from a decrease in the average effective interest rate on our average notes payable from 5.5% to 4.0% during the six months ended June 30, 2013 as compared to the same period in 2012. Amortized loan fees included in interest expense increased $145,000 for the six months ended June 30, 2013 to $554,000 as compared to $409,000 for the same period in 2012.

Interest, dividend and other investment income. Interest, dividend and other investment income decreased $65,000, or 42%, for the six months ended June 30, 2013 as compared to the same period in 2012. The $65,000 decrease is primarily attributable to lower dividend investment income.

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

Below are the calculations of FFO and FFO Core and the reconciliations to net income, which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
FFO AND FFO CORE	2013	2012	2013	2012
Net income	$1,003	$462	$1,989	$1,322
Depreciation and amortization of real estate assets	3,239	2,254	6,289	4,503
Loss on sale or disposal of assets	40	16	48	28
FFO	4,282	2,732	8,326	5,853

Acquisition costs	344	130	482	194
Legal settlement	—	—	—	(131)
FFO Core	$4,626	$2,862	$8,808	$5,916

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

Below is the calculation of NOI and the reconciliations to net income (loss), which we believe is the most comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
PROPERTY NET OPERATING INCOME	2013	2012	2013	2012
Net income	$1,003	$462	$1,989	$1,322
General and administrative expenses	2,516	1,863	4,960	3,504
Depreciation and amortization	3,260	2,290	6,333	4,573
Interest expense	2,613	2,107	5,062	4,080
Interest, dividend and other investment income	(69)	(83)	(88)	(153)
Provision for income taxes	72	70	137	135
Loss on disposal of assets	40	16	48	28
NOI	$9,435	$6,725	$18,441	$13,489

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of distributions to holders of OP units, including those to our general partner in order for Whitestone to maintain its REIT status and satisfy its current quarterly distribution target of $0.2850 per share and OP unit, recurring expenditures, such as repairs and maintenance of our properties, non-recurring expenditures, such as capital improvements and tenant improvements, debt service requirements, and, potentially, acquisitions of additional properties.

     During the six months ended June 30, 2013, our cash provided from operating activities was $8,280,000 and our total distributions were $10,002,000.  Therefore, we had distributions in excess of cash flow from operations of approximately $1,722,000. On February 4, 2013, we entered into an unsecured credit facility (the "Facility"), which amended and restated our previous unsecured credit facility. In addition to a $125 million unsecured borrowing capacity under the revolving loan, the Facility also includes a $50 million term loan and permits us to increase the borrowing capacity under the Facility to a total of $225 million, upon the satisfaction of certain conditions. We anticipate that cash flows from operating activities and our borrowing capacity under the Facility will provide adequate capital for our working capital requirements, anticipated capital expenditures and scheduled debt payments in the short term. We also believe that cash flows from operating activities and our borrowing capacity will allow us to make all distributions required for Whitestone to continue to qualify to be taxed as a REIT for federal income tax purposes.

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

On June 19, 2013, Whitestone entered into equity distribution agreements for an at-the-market equity distribution program as discussed in Note 10 to the accompanying consolidated financial statements. Under this program, Whitestone may sell its common shares into the existing trading market at current market prices or at negotiated prices through the sales agents over a period of time and from time to time. As of June 30, 2013, Whitestone had not sold any common shares under the equity distribution program. Net proceeds from the equity distribution program are anticipated to be used for general corporate purposes, which may include acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or re-tenanting of properties in our portfolio, working capital and other general purposes.

We expect that our rental income will increase as we continue to acquire additional properties, subsequently increasing our cash flows generated from operating activities. We intend to continue acquiring such additional properties that meet our Community Centered Property strategy through Whitestone's equity issuances and debt financing.

Our capital structure includes non-recourse mortgage debt that we have assumed or originated on certain properties. We may hedge the future cash flows of certain variable rate debt transactions principally through interest rate swaps with major financial institutions. See Note 2 (Derivative Instruments and Hedging Activities) to the accompanying consolidated financial statements for a description of our current cash flow hedges.

Cash and Cash Equivalents

We had cash and cash equivalents of approximately $6,020,000 as of June 30, 2013, as compared to $6,544,000 on December 31, 2012.  The decrease of $524,000 was primarily the result of the following:

Sources of Cash

•	Cash flow from operations of $8,280,000 for the six months ended June 30, 2013;

•	Net proceeds of $58,400,000 from the Facility, net of origination costs;

•	Proceeds from notes payable of $20,200,000;

•	Proceeds from sales of marketable securities of $747,000;

Uses of Cash

•	Payment of distributions to OP unitholders of $10,002,000;

•	Acquisitions of real estate of $58,403,000;

•	Additions to real estate of $2,476,000;

•	Payments of notes payable of $15,844,000; and

•	Payments of loan origination costs of $1,403,000.

     We place all cash in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Debt

Debt consisted of the following as of the dates indicated (in thousands):

Description	June 30, 2013	December 31, 2012
Fixed rate notes
$1.1 million 4.71% Note, due 2013	$1,087	$1,087
$20.2 million 4.2805% Note, due 2023 (1)	20,200	13,850
$3.0 million 6.00% Note, due 2021 (2)	2,924	2,943
$10.0 million 6.04% Note, due 2014	9,047	9,142
$1.5 million 6.50% Note, due 2014	1,430	1,444
$11.2 million 6.52% Note, due 2015	10,528	10,609
$21.4 million 6.53% Notes, due 2013	18,530	18,865
$24.5 million 6.56% Note, due 2013	22,892	23,135
$9.9 million 6.63% Notes, due 2014	8,758	8,925
$9.2 million, Prime Rate less 2.00%, due 2017 (3)	7,868	7,854
$11.1 million 5.87% Note, due 2016	12,031	—
$0.9 million 2.97% Note, due 2013	387	15
Floating rate notes
Unsecured credit facility, LIBOR plus 1.75% to 2.50%, due 2017 (4)	127,400	69,000
$26.9 million, LIBOR plus 2.86% Note, due 2013	23,319	23,739
	$266,401	$190,608

(1)	Promissory note had an original balance of $14.1 million and an interest rate of 5.695%, due in 2013, which was refinanced in May 2013. See below for further discussion of Pinnacle Note.

(2)
The 6.00% interest rate is fixed through March 30, 2016. On March 31, 2016 the interest rate will reset to the rate of interest for a five-year balloon note with a thirty-year amortization as published by the Federal Home Loan Bank.

(3)	Promissory note includes an interest rate swap that fixed the interest rate at 5.72% for the duration of the term.

(4)
We have entered into an interest rate swap that fixed the LIBOR portion of our $50 million term loan under the Facility at 0.84%. The swap will begin on January 7, 2014 and will mature on February 3, 2017.

On June 19, 2013, we assumed a $11.1 million promissory note as part of our acquisition of Mercado at Scottsdale Ranch (See Note 14). The 5.87% fixed interest rate note matures on August 6, 2016. In conjunction with our acquisition, we received an interest rate supplement from the seller in the amount of $932,000 which we will accrete into expense over the life of the note. As a result of the supplement, the imputed interest rate is 3.052%, which we consider to be an appropriate market rate.

On May 31, 2013, we, operating through our subsidiary, Whitestone Pinnacle of Scottsdale, LLC, a Delaware limited liability company ("Whitestone Pinnacle"), refinanced our $14.1 million promissory note, with an applicable interest rate of 5.695% and a maturity of June 1, 2013, with a $20.2 million promissory note (the "Pinnacle Note") payable to Cantor Commercial Real Estate Lending, L.P. with an applicable interest rate of 4.2805%, and a maturity of July 6, 2023.

As of June 30, 2013, our $138.6 million in secured debt was collateralized by 28 properties with a carrying value of $181.2 million.  Our loans contain restrictions that would require prepayment penalties for the acceleration of outstanding debt and are secured by deeds of trust on certain of our properties and by assignment of certain rents and leases associated with those properties.  As of June 30, 2013, we were in compliance with all loan covenants.

The Facility, which is available to us for acquisitions of properties and working capital, is our primary source of additional credit. As of June 30, 2013, $127.4 million was drawn on the Facility, and our borrowing capacity was $47.6 million, assuming use of the proceeds to acquire properties, or repayment of debt on properties, that are eligible to be included in the unsecured borrowing base. Proceeds from the Facility were used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. Additional proceeds from the Facility will be used for general corporate purposes, including property acquisitions, debt repayment, capital expenditures, the expansion, redevelopment and retenanting of properties in our portfolio and working capital. The Facility bears interest at LIBOR plus 1.75% to 2.50%, and matures on February 3, 2017. As of June 30, 2013, the interest rate was 2.19%. We have an interest rate swap that fixes the LIBOR portion of our $50 million term loan under the Facility at 0.84%. The swap will begin on January 7, 2014 and will mature on February 3, 2017.

Whitestone serves as the guarantor for funds we borrow under the Facility. The Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, maximum secured indebtedness to total asset value, minimum EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary items) to fixed charges and maintenance of net worth. The Facility also contains customary events of default with customary notice and cure, including, without limitation, nonpayment, breach of covenant, material misrepresentation of representations and warranties in a material respect, cross-default to other major indebtedness, change of control, bankruptcy and loss of REIT tax status. As of June 30, 2013, we were in compliance with all covenants.

Scheduled maturities of our outstanding debt as of June 30, 2013 were as follows (in thousands):

Year	Amount Due

2013	$66,708
2014	19,453
2015	10,786
2016	11,725
2017	135,689
Thereafter	22,040
Total	$266,401

Of our $67 million in debt maturing in 2013, we will have approximately $64 million maturing in October and November 2013. The majority of this debt is with insurance companies and was entered into in late 2008. We have begun renewal discussions with our current lenders and expect to renew this debt with our current lenders or new lenders at rates and terms similar or better than our current rates and terms. We also have availability under our Facility should we be unable to obtain similar or better financing from our current lenders or new lenders.

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

Contractual Obligations

During the six months ended June 30, 2013, there were no material changes outside of the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Distributions

The following table summarizes the cash distributions paid or payable to holders OP units during each quarter during 2012 and the six months ended June 30, 2013 (in thousands, except per share data):

	Whitestone		Limited Partners Other Than Whitestone		Total
Quarter Paid	Distribution Per OP Unit	Total Amount Paid	Distribution Per OP Unit	Total Amount Paid	Total Amount Paid
2013
Second Quarter	$0.2850	$4,832	$0.2850	$169	$5,001
First Quarter	0.2850	4,807	0.2850	194	5,001
Total	$0.5700	$9,639	$0.5700	$363	$10,002

2012
Fourth Quarter	$0.2850	$4,781	$0.2850	$221	$5,002
Third Quarter	0.2850	3,859	0.2850	224	4,083
Second Quarter	0.2850	3,362	0.2850	258	3,620
First Quarter	0.2850	3,322	0.2850	301	3,623
Total	$1.1400	$15,324	$1.1400	$1,004	$16,328

Taxes

We are a partnership under Subchapter K of the Code for federal income tax purposes and, therefore, do not expect to be subject to federal income tax. As long as we qualify as a partnership for federal income tax purposes, our partners will be required to recognize their allocable share of our income, gain, deduction and loss in computing their federal income tax liabilities. If we become a "publicly traded partnership" and our taxable income does not substantially consist of specified types of passive income, we will be treated as an association taxable as a corporation (rather than as a partnership) for income tax purposes.

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

Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements as of June 30, 2013 and December 31, 2012.

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

Fixed Interest Rate Debt

As of June 30, 2013, $165.7 million, or approximately 62% of our outstanding debt was subject to fixed interest rates, which limit the risk of fluctuating interest rates. Though a change in the market interest rates affects the fair market value of our fixed interest rate debt, it does not impact net income to unitholders or cash flows. Our total outstanding fixed interest rate debt had an average effective interest rate as of June 30, 2013 of approximately 5.65% per annum with scheduled maturities ranging from 2013 to 2023 (see Note 6 to our accompanying consolidated financial statements for further detail). Holding other variables constant, a 1% increase or decrease in interest rates would cause a $5.2 million decline or increase, respectively, in the fair value for our fixed rate debt.

Variable Interest Rate Debt

As of June 30, 2013, we had $100.7 million of loans, or approximately 38% of our outstanding debt, subject to floating interest rates of LIBOR plus 1.75% to 2.86% and not currently subject to a hedge. The impact of a 1% increase or decrease in interest rates on our non-hedged variable rate debt would result in a decrease or increase of annual net income of approximately $1.0 million, respectively. We have an interest rate swap that fixes the LIBOR portion of our $50 million term loan under the Facility at 0.84%. The swap will begin on January 7, 2014 and will mature on February 3, 2017.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Whitestone REIT, under the supervision and with the participation of its principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to Whitestone REIT's management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, Whitestone REIT's principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2013 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  These matters are generally covered by insurance.  While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

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

WHITESTONE REIT OPERATING PARTNERSHIP, L.P.
(Registrant)
By: Whitestone REIT, its General Partner

Date:	August 13, 2013	/s/ James C. Mastandrea
James C. Mastandrea
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2013	/s/ David K. Holeman
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
 ________________________

*       Filed herewith.
**     Furnished herewith.
***    The following financial information of the Registrant for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statements of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

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